Form 10QSB
period 1995-06-30
DIONICS INC
filed 1995-08-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1995

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


                     Commission file number 0-8161


                     DIONICS,  INC.
   (Exact name of Small Business Issuer as Specified in its Charter)



DELAWARE                                                     11-2166744
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or                                      Identification
Organization)                                                   Number)


                          65 RUSHMORE STREET
                       WESTBURY, NEW YORK 11590
               (Address of Principal Executive Offices)

                            (516) 997-7474
           (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X              No


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              Common, $.01 par value per share: 3,483,678
                   outstanding as of August 10, 1995
                 (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                    Period Ended June 30, 1995



     ITEM                                          PAGE HEREIN

     Item 1 - Financial Statements:

     Introductory Comments

     Condensed Balance Sheet

     Condensed Statement of Operations

     Statement of Cash Flows

     Notes to Financial Statements


     Item 2 - Management's Discussion and
         Analysis or Plan of Operation

                           DIONICS, INC.


                           JUNE 30, 1995




          The financial information herein is unaudited.   However,  in the

opinion   of   management,   such   information  reflects  all  adjustments

(consisting  only  of  normal  recurring  accruals)  necessary  to  a  fair presentation of the results of operations  for  the periods being reported.

Additionally, it should be noted that the accompanying  condensed financial statements  do  not  purport to be complete disclosures in conformity  with generally accepted accounting principles.

          The results of operations for the six and three months ended June

30, 1995 are not necessarily  indicative  of  the results of operations for the full fiscal year ended December 31, 1995.

          These condensed statements should be read in conjunction with the company's financial statements for the year ended December 31, 1994.

DIONICS, INC.

CONDENSED BALANCE SHEET

                                June 30,     December 31,
                                  1995          1994
                              (Unaudited)    (Unaudited)
A S S E T S

CURRENT ASSETS:
  Cash                        $   56,300      $  84,900
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $5,000 in 1995
    and $5,000 in 1994) Note 3   212,900        236,500
  Inventory - Notes 1 and 3      364,600        298,300
  Prepaid Expenses and Other
    Current Assets                17,600         29,600

Total Current Assets             651,400        649,300

PROPERTY, PLANT AND
  EQUIPMENT - NOTE 3
    (At Cost Less Accumulated
      Depreciation of
      $1,560,200 in 1995 and
      $1,526,100 in 1994)        123,700        157,800

DEPOSITS AND OTHER ASSETS -
  Note 2                          28,000         29,000

        Total                  $ 803,100      $ 836,100


DIONICS, INC.

CONDENSED BALANCE SHEET

                                   JUNE 30,     DECEMBER 31,
                                     1995          1994
                                  (Unaudited)    (Unaudited)
                                   L I A B I L I T I E S

CURRENT LIABILITIES:
 Current Portion of
    Long-Term Debt
    Note 3                        $   16,100     $   18,200

 Accounts Payable                     54,100         75,900

 Accrued Expenses                     47,300         49,400

   Total Current
    Liabilities                      117,500        143,500

 Deferred Interest
   Payable                            33,400         21,000

 Deferred Compensation
   Payable - (Note 2)                359,300        332,600

 Long-Term Debt Less
   Current Maturities
   Note 3                          1,033,900      1,033,900

Total Liabilities                  1,544,100      1,531,000

CONTINGENCIES AND
  COMMENTS

                    SHAREHOLDERS' EQUITY

Common Shares - $.01
       Par Value - Authorized
       5,000,000 Shares -
       Issued - 3,648,222
       Shares in 1995 and
       3,648,222 Shares in
       1994                            36,400         36,400

Additional Paid-In
  Capital                           1,522,800      1,522,800

(Deficit)                          (2,079,600)    (2,033,500)

                                     (520,400)      (474,300)

Less: Treasury Stock -
  At Cost - 164,544 Shares
  in 1995 and 164,544 Shares
  in 1994                            (220,600)      (220,600)

Total Shareholders'
  Equity (Deficit)                   (741,000)      (694,900)

           Total                    $ 803,100      $ 836,100

                                     DIONICS, INC.

                           CONDENSED STATEMENT OF OPERATIONS


                           Three Months Ended            Six Months Ended
                                 JUNE 30,                     JUNE 30,
                           1995          1994           1995          1994
                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)


Sales                  $   318,800    $   358,100    $   604,900   $  601,100

COST AND EXPENSES:
  Cost of Sales (Including
    Research and
    Development Costs)     209,600       240,500        453,700       471,100
  Selling, General
    and Administrative
    Expenses                75,500        85,900        153,600       161,800

Total Costs and
      Expenses             285,100       326,400        607,300       632,900


NET INCOME (LOSS)
 FROM OPERATIONS            33,700        31,700         (2,400)      (31,800)


INTEREST AND OTHER INCOME    1,100           400          2,100         1,000

                            34,800        32,100           (300)      (30,800)

INTEREST EXPENSE            22,900        21,600         45,800        32,300


NET PROFIT (LOSS)
 FOR THE PERIOD          $  11,900    $   10,500     $  (46,100)   $  (63,100)



NET PROFIT (LOSS)
 PER SHARE              $     .003    $     .003     $    (.013)   $    (.018)


Average Number
 of Shares Outstanding
 Used in Computation
 of Per Share (Loss)     3,483,678     3,483,678      3,483,678     3,483,678

                                     DIONICS, INC.

                                STATEMENT OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1995



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                               $  (46,100)

  Adjustment to Reconcile Net (Loss) to
    Net Cash Used for Operating Activities:
      Depreciation and Amortization                            34,100
      Deferred Compensation and Interest                       39,100

  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable                 23,600
    (Increase) Decrease in Inventory                          (66,300)
    (Increase) Decrease in Prepaid Expenses and
      Other Current Assets                                     12,000
    (Increase) Decrease in Deposits and Other Assets            1,000
    Increase (Decrease) in Accounts Payable                   (21,800)
    Increase (Decrease) in Accrued Expenses                    (2,100)


       Net Cash Used for Operating Activities                 (26,500)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Debt                                           2,100


NET DECREASE IN CASH                                          (28,600)

CASH - Beginning of Year                                       84,900


CASH - End of Year                                             56,300

                                     DIONICS, INC.

                             NOTES TO FINANCIAL STATEMENTS

                                     JUNE 30, 1995




NOTE 1 -INVENTORY:

      Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:



                                              JUNE 30,     DECEMBER 31,
                                                1995           1994

                                             (Unaudited)    (Unaudited)


Finished Goods                               $ 29,200      $ 11,900

Work-in-Process                               244,300       201,200

Raw Materials                                  47,400        44,700

Manufacturing Supplies                         43,700        40,500


                       Total                 $364,600      $298,300




NOTE 2 -DEFERRED COMPENSATION PAYABLE:

      In 1987 the company entered into an agreement with its chief exec-utive officer which provided for payments to him commencing with the year in which he reaches the age 65, provided that the officer does not voluntarily terminate his employment prior to attaining age 65. Such agreement further provides that in the event of death or if the company terminates the employment of the officer prior to age 65 such payments are to commence during the month subsequent to such event.


      The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1994 the cash surrender value on the existing policy net of loans approximated $4,300 and is included in other assets.

                                     DIONICS, INC.

                             NOTES TO FINANCIAL STATEMENTS

                                     JUNE 30, 1995





NOTE 3 -LOANS PAYABLE - APPLE BANK

      Effective as of January 31, 1994, the Company and Apple Bank for Savings (the "Bank") entered into a Restructuring Agreement whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the "Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990 Loans"). Pursuant to the Restructuring Agreement,


A. The bank has forgiven $376,146.59 of accrued and unpaid interest stemming from the Original Mortgage and the 1990 Loans.


B. The 1990 Loans have been replaced by a new five-year term loan, in the principal amount of $283,850, renewable at the Bank's option for an additional term of five years. During the first five-year period, the Company will pay interest only, computed at an annual rate of 6.0 percent. Of that amount, only one-third (2.0 percent) will be payable during the five year period, with the remainder to accrue and become due at the end of the first five-year period. Should the Bank choose to renew at that time, the accrued but unpaid portion of the interest will be added to the principal balance due.


C. The remaining balance of $750,000 outstanding on the Original Mortgage Loan has been replaced by a new $415,000 Mortgage Loan plus two additional Term Loans of $167,500 eac These are treated as follows:


    The new $415,000 Mortgage Loan has a five-year term, renewable at the Bank's option. This new loan carries an annual interest rate of 7.5
    percent.   For  the first two years of this new loan, the Company is
    obligated to make payments of interest only, on a monthly basis.
    Thereafter,  monthly   payments   will  include interest plus the
    amount of $1,921.30 towards reduction of debt.

    The  first  new  Term  Loan  stemming from  the Original Mortgage has
    a face amount  of  $167,500  and  carries   the   same interest rate
    and payment terms as the new $283,850 Term Loan described in Paragraph B above. That is, a five-year term, renewable at the Bank's option, at an annual interest rate of 6.0 percent, only one-third of which is payable during the initial five-year period.

    The Second new Term Loan stemming from the Original Mortgage also has a face amount of $167,500, but carries an annual interest rate of
    4.0 percent, none of which is payable during the initial five-year period. The entire accrued interest will be due at the end of the five-year term, or added to the principal upon renewal, which is at the Bank's option. Depending upon the Company achieving certain financial performance levels during 1994 and 1995, the Bank has agreed to forgive all of the principal of and accrued interest on the second new Term Loan, and all of the deferred interest accrued on the first new Term Loan and all of the deferred interest accrued on the $283,850 new Term Loan.

                                     DIONICS, INC.

                             NOTES TO FINANCIAL STATEMENTS

                                     JUNE 30, 1995



NOTE 3 -LOANS PAYABLE - APPLE BANK (CONTINUED)


D.  The new Term Loan for $283,850 and the first Term Loan for
    $167,500 also carry convertibility rights under which the Bank may, at its sole discretion, exchange debt for Common Stock in the Company at prices ranging from $.75 per share up to $1.25 per share, depending on the date of such conversion, provided, however, that the aggregate number of shares that the Bank may acquire will not exceed 15 percent of the number of then outstanding shares of the Company's Common Stock, subject to certain anti-dilution rights.


    All the Company's Assets are pledged to the foregoing loans.


   In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partner-ship, an affiliate of the Cadle Company.

Item 2.Management's Discussion and Analysis or Plan of Operation


A.   LIQUIDITY AND CAPITAL RESOURCES


     Starting in 1987, unprofitable operations have resulted in a significant drain on liquid assets. The Company consumed the proceeds of a 1988 real estate line of credit for one million dollars as well as a 1990 loan of $283,850 against Accounts Receivable and other assets. The Company's inability to make payments of either interest or principal had placed both loans in a non-performing default status for almost three years.

     In July of 1993, the Company sold one of its two buildings and then paid the Bank $250,000 against the one-million dollar real estate loan, thus reducing the balance owed to $750,000. With some measure of difficulty and expense, the Company consolidated operations into its one remaining building. Next, Management set about negotiating with the Bank for a thorough restructuring of all remaining debt. The process was successfully completed with the signing of a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," effective January 31, 1994. The previous default status was thus cured, an amount of $376,146.59 in past due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company. (See Note 3 of the Financial Statement for a description of the Restructuring Agreement.) For purposes of this discussion, however, it is fair to summarize the Agreement as a considerable improvement in the Company's debt profile. In September of 1994, the Company was advised that the above loans were purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of Cadle Company. All terms and conditions remain unchanged.

     The Company also successfully negotiated with three of its largest creditors for reduced settlements on their accounts in exchange for the timely completion of a monthly payment schedule. By December 31, 1994 all three payment schedules were completed, resulting in Forgiveness of Indebtedness of a total of $112,900.

     The above events have provided the Company with some measure of relief in its debt servicing requirements. As of June 30, 1995, the Company's ratio of Current Assets to Current Liabilities is 5.54, improved from 1.83 at June 30, 1994. To the extent that this ratio is indicative of near-term financial strength, the above improvement may be considered a very positive sign for the Company.

     Management has continued its search for additional Working Capital with which to provide growth momentum for the Company. There are several on-going contacts with potential lenders or acquirors, although no assurance can be given of any success. Temporarily, at least, the Company is able to support its operations, while striving to convert them to positive cash flow. Working Capital at June 30, 1995 was $533,900 as compared to $505,800 at December 31, 1994 and $245,500 at June 30, 1994.


B.   RESULTS OF OPERATIONS


     Sales in the Second Quarter of 1995 were $318,800 down 11 percent from the same period last year, but up 11 percent from the First Quarter of 1995. These fluctuations reflected several random re-scheduling events by customers, both upward and downward, as the Company strives, through advertising, for a larger customer base. For the First Half of 1995 the Company had Sales of $604,900 as compared to $601,100 in the First Half of 1994.

     The Gross Profit Margin in the Second Quarter, at 34 percent, was approximately the same as the 33 percent level of the same period last year, but up from the 15 percent level of the First Quarter of 1995. The improvement in the current period reflects numerous largely non-variable costs inherent in current operations plus the improved product profitability in the sales mix of the current period.

     Selling, General and Administrative Expenses were 23.6 percent of Sales in the Second Quarter of 1995 as compared to 24 percent in the same period last year, and 27.3 percent in the First Quarter of 1995.

     The Company had a Net Income from Operations of $33,700 in the Second Quarter of 1995 as compared to $32,100 in the same period last year, and a Net Loss from Operations of $36,100 in the First Quarter of this year. For the First Half of 1995, the Company showed a Net Loss from Operations of $2,400 as compared to a Net Loss from Operations of $31,800 in the First Half of 1994.

     Interest Expenses for the Second Quarter of 1995 were $22,900 as compared to $21,600 in the same period last year and $22,900 in the First Quarter of this year.

     The Company showed a NET PROFIT of $11,900 for the Second Quarter of 1995 as compared to a NET PROFIT of $10,500 in the same period last year, and a NET LOSS of $58,000 in the First Quarter of this year. For the First Half of 1995 the Company showed a NET LOSS of $46,100 as compared to a NET LOSS of $63,100 in the First Half of 1994.

     In an effort to increase Sales volume, the Company has been making modest, periodic investments in advertising of its MOSFET-driver product line. While this effort does bring in new customers, it is a slow process that depends on catching customer projects at the design-in stage. Frequently, there can be an 18 to 24 month lag between initial contact and production usage. The Company has by now accumulated a group of satisfied customers, but many of them do not have continuous need of our product. There is a pattern of satisfied users who frequently go off stream at the completion of some order of theirs, and then return as active users with the next project that can use our product. As a result, monthly and quarterly sales volumes will still fluctuate with the seasonal and business cycle variations of our growing customer base.




     Management is more convinced than ever that there is a large, untapped market for the Company's patented photo-voltaic MOSFET-drivers. These, along with our more traditional products can form the basis for a profitable and growing business. Management is determined to pursue the goal of increasing the market awareness of our numerous products, and hopes to succeed here as it has in the debt resolution area. Risks of failure continue, but the Company has at least taken a few steps back from the brink and is moving slowly in a constructive direction.

                   PART II  -  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None


Item 2.   CHANGES IN SECURITIES

          None


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY-HOLDERS

          None


Item 5.   OTHER INFORMATION

          None


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.  There are no exhibits applicable to this Form 10-
                          QSB.


          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1995:

               None

                            SIGNATURES


           In  accordance with the requirements of the  Exchange  Act,  the
Registrant  caused   this  Report  to  be  signed  on  its  behalf  by  the
undersigned, thereunto duly authorized.





                                          DIONICS, INC.
                                          (Registrant)



Dated:  AUGUST 10, 1995                  By: /S/BERNARD KRAVITZ

                                             Bernard Kravitz,
                                             President


Dated:  AUGUST 10, 1995                  By: /S/BERNARD KRAVITZ

                                             Bernard Kravitz,
                                             Principal Financial Officer