Form 10QSB
period 1995-09-30
DIONICS INC
filed 1995-11-09
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1995

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

              Common, $.01 par value per share: 3,483,678
                  outstanding as of November 1, 1995
                 (excluding 164,544 treasury shares).

                     PART I - FINANCIAL INFORMATION

                              DIONICS, INC.


                      Index to Financial Information
                     Period Ended September 30, 1995



     ITEM                                          PAGE HEREIN

     Item 1 - Financial Statements:

     Introductory Comments

     Condensed Balance Sheet

     Condensed Statement of Operations

     Statement of Cash Flows

     Notes to Financial Statements


     Item 2 - Management's Discussion and
         Analysis or Plan of Operation

                              DIONICS, INC.


                           SEPTEMBER 30, 1995



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

          The results  of  operations  for  the nine and three months ended

September  30,  1995  are  not necessarily indicative  of  the  results  of operations for the full fiscal year ended December 31, 1995.

          These condensed statements should be read in conjunction with the

Company's financial statements for the year ended December 31, 1994.

                           DIONICS, INC.

                      COMBINED BALANCE SHEET


                                    SEPTEMBER 30,   DECEMBER 31,
                                       1995            1994
                                    (Unaudited)     (Unaudited)
A S S E T S

CURRENT ASSETS:
  Cash                              $  86,600       $  84,900
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $5,000 in 1995
    and $5,000 in 1994) Note 3        188,500         236,500
  Inventory - Notes 1 and 3           374,700         298,300
  Prepaid Expenses and Other-
    Current Assets                     16,900          29,600

  Total Current Assets                666,700         649,300

PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    (At Cost Less Accumulated
      Depreciation of
      $1,577,200 in 1995 and
      $1,526,100 in 1994)             106,700         157,800

DEPOSITS AND OTHER ASSETS -
  Note 2                               27,400          29,000

     Total                          $ 800,800       $ 836,100


                              DIONICS, INC.

                         COMBINED BALANCE SHEET

                                       SEPTEMBER 30,    DECEMBER 31,
                                          1995           1994
                                       (Unaudited)      (Unaudited)

L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                     $   15,000      $   18,200
  Accounts Payable                          64,300          75,900
  Accrued Expenses                          25,800          49,400

     Total Current Liabilities             105,100         143,500

Deferred Interest Payable                   39,600          21,000
Deferred Compensation Payable -
  (Note 2)                                 372,700         332,600
Long-Term Debt Less Current -
  Maturities - (Note 3)                  1,033,900       1,033,900

     Total Liabilities                   1,551,300       1,531,000

CONTINGENCIES AND COMMENTS

                          SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,648,222 Shares in
    1995 and 3,648,222 in 1994             36,400          36,400

Additional Paid-in Capital              1,522,800       1,522,800

(Deficit)                              (2,089,100)     (2,033,500)

                                         (529,900)       (474,300)
Less: Treasury Stock at Cost
  164,544 Shares in 1995 and
  164,544 Shares in 1994                 (220,600)       (220,600)

     Total Shareholder's Equity
       (Deficit)                         (750,500)       (694,900)

          Total                        $  800,800      $  836,100


                             DIONICS, INC.

                  CONDENSED STATEMENT OF OPERATIONS


                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                      1995            1994
                                   (UNAUDITED)     (UNAUDITED)


SALES                              $  341,300      $  341,800

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                            255,900         260,100
  Selling, General and
    Administrative Expenses            72,100          85,200

     Total Costs and Expenses         328,000         348,300

NET INCOME (LOSS) FROM
  OPERATIONS                           13,300          (6,500)

INTEREST AND OTHER INCOME                 900             200

                                       14,200          (6,300)

INTEREST EXPENSE                       23,700          22,400

NET (LOSS) FOR THE PERIOD
  BEFORE EXTRAORDINARY ITEMS           (9,500)        (28,700)
EXTRAORDINARY ITEMS:
  Forgiveness of Indedtedness              -0-         33,700

NET PROFIT (LOSS) FOR THE
  PERIOD                             $ (9,500)      $   5,000

NET PROFIT (LOSS) PER SHARE:
  From Operations                    $  (.003)      $   (.008)
  From Extraordinary Items                 -0-           .009

     Total Per Share                 $  (.003)      $    .001

Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                              3,483,678       3,483,678

                             DIONICS, INC.

                   CONDENSED STATEMENT OF OPERATIONS

                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                  1995           1994
                                (UNAUDITED)    (UNAUDITED)

SALES                           $  946,200     $  942,900

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                         709,600        731,200
  Selling, General and
    Administrative Expenses        225,700        250,000

     Total Costs and Expenses      935,300        981,200


NET INCOME (LOSS) FROM
  OPERATIONS                        10,900        (38,300)

INTEREST AND OTHER INCOME            3,000          1,200

                                    13,900        (37,100)

INTEREST EXPENSE                    69,500         54,700

NET (LOSS) FOR THE PERIOD
  BEFORE EXTRAORDINARY ITEMS       (55,600)       (91,800)

EXTRAORDINARY ITEMS:
  Forgiveness of Indebtedness           -0-        33,700

NET (LOSS) FOR THE PERIOD         $(55,600)      $(58,100)

NET PROFIT (LOSS) PER SHARE:
  From Operations                 $  (.016)      $  (.026)
  From Extraordinary Items              -0-          .009

     Total Per Share              $  (.016)      $ (.017)

Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                           3,483,678      3,483,678

                             DIONICS, INC.

                        STATEMENT OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                      $  (55,600)

  Adjustment to Reconcile Net (Loss)
    to Net Cash Used for Operating
    Activities:
      Depreciation and Amortization                   51,100
      Deferred Compensation and Interest              58,700

  Changes in Operating Assets and
    Liabilities:
      (Increase) Decrease in Accounts
        Receivable                                    48,000
      (Increase) Decrease in Inventory               (76,400)
      (Increase) Decrease in Prepaid
        Expenses and Other Current Assets             12,700
      (Increase) Decrease in Deposits and
        Other Assets                                   1,600
      Increase (Decrease) in Accounts
        Payable                                      (11,600)
      Increase (Decrease) in Accrued
        Expenses                                     (23,600)

     Net Cash provided from Operating
       Activities                                      4,900

CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Repayment of Debt                                   (3,200)

NET INCREASE IN CASH                                   1,700

CASH - Beginning of Year                              84,900

CASH - End of Year                                $   86,600

                             DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995


NOTE 1 -  INVENTORY:

          Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                              SEPTEMBER 30,  DECEMBER 31,
                                  1995           1994
                              (Unaudited)    (Unaudited)

FINISHED GOODS                $ 32,200       $ 11,900

WORK-IN-PROCESS                245,300        201,200

RAW MATERIALS                   52,400         44,700

MANUFACTURING SUPPLIES          44,800         40,500

             Total             $374,700      $298,300


NOTE 2 -  DEFERRED COMPENSATION PAYABLE:

          In 1987 the company entered into an agreement with its chief executive officer which provided for payments to him commencing with the year in which he reaches the age 65, provided that the officer does not voluntarily terminate his employment prior to attaining age 65. Such agreement further provides that in the event of death or if the company terminates the employment of the officer prior to age 65 such payments are to commence during the month subsequent to such event.

          The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1994 the cash surrender value on the existing policy approximated $4,300 and is included in other assets.

                             DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995


NOTE 3 -  LOANS PAYABLE - APPLE BANK:

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

               B.  The 1990 Loans have been replaced by a new term  loan in the principal amount of $283,850, ("Term Loan A")structured over two five-year periods. During the first five-year period, the Company will pay interest only, computed at an annual rate of 6.0 percent. Of that Amount, only one-third (2.0 percent) will be payable monthly, with the remainder accruing and becoming part of unpaid principal at the end of that period. During the second five-year period, the balance due will be repaid over 60 equal monthly installments, plus interest at Prime plus two percent on the unpaid balance.

               C. The remaining balance of $750,000 outstanding on the Original Mortgage Loan has been replaced by a new $415,000 Mortgage Loan plus two additional Term Loans of $167,500 each. These are treated as follows:

          The new $415,000 Mortgage Loan ("Mortgage Loan B") has a five-year term and carries an annual interest rate of 7.5 percent. For the first two years of Mortgage Loan B, the Company is obligated to make payments of interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of $1,921.30 towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

                             DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995



NOTE 3 -  LOANS PAYABLE - APPLE BANK - (Continued)

          The first new Term Loan ("Term Loan C") stemming from the Original Mortgage has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850 Term Loan A described in Paragraph B above.

          The second new Term Loan ("Term Loan D") stemming from the Original Mortgage also has a face amount of $167,500, but carries an annual interest rate of 4.0 percent, none of which is payable during the initial five-year period. This interest will accrue and will be added to the principal at the end of the first five-year period. The new total balance due will be repaid over the second five-year period with 60 equal monthly installments plus interest of Prime plus two percent on the unpaid balance.

               D. Term Loans A and C also carry convertibility rights under which the Bank may, at its sole discretion, exchange debt for Common Stock in the Company at prices ranging from $.75 per share up to $1.25 per share, depending on the date of such conversion, provided, however, that the aggregate number of shares that the Bank may acquire will not exceed 15 percent of the number of then outstanding shares of the Company's Common Stock, subject to certain anti-dilution rights.

               E. Contingent upon the Company achieving certain financial performance levels during 1994 and 1995, the Bank has agreed to forgive, at the end of the first five-year period, all of the principal of and accrued interest on Term Loan D, as well as all the deferred interest accrued on Term Loans A and C.

          All the Company's Assets are pledged to the foregoing loans.

               In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation


A.   LIQUIDITY AND CAPITAL RESOURCES

     Unprofitable operations over the last several years have caused a significant drain on liquid assets. The Company consumed the proceeds of a 1988 real estate line of credit for one million dollars as well as a 1990 loan of $283,850 against Accounts Receivable and other assets. The Company's inability to make payments of either interest or principal had placed both loans in a non-performing default status for almost three years.

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

     The Company had also negotiated with three of its largest creditors for reduced settlements on their accounts in exchange for the timely completion of a monthly payment schedule. By December 31, 1994 all three payment schedules had been completed, resulting in Forgiveness of Indebtedness of a total of $112,900.

     The above events have provided the Company with some measure of relief in its debt servicing requirements. As of September 30, 1995, the Company's ratio of Current Assets to Current Liabilities is 6.64, improved from 2.29 at September 30, 1994 and 4.52 at December 31, 1994. To the extent that this ratio is indicative of near-term financial strength, the above improvement may be considered a very positive sign for the Company.

     Management has continued its search for additional Working Capital with which to provide growth momentum for the Company. There are several on-going contacts with potential lenders or acquirors, although no assurance can be given of any success. Temporarily, at least, the Company is able to support its operations, while striving to convert them to positive cash flow. Working Capital at September 30, 1995 was $561,600 as compared to $299,300 at September 30, 1994 and $505,800 at
December 31, 1994.


B.   RESULTS OF OPERATIONS


     Sales in the Third Quarter of 1995 were $341,300 as compared to $341,800 in the same period last year, and up 7.2% from the $318,800 achieved in the Second Quarter of 1995. For the First Nine Months of 1995, the Company had sales of $946,200 as compared to $942,900 in the First Nine Months of 1994.

     The Gross Profit Margins in the Third Quarter of 1995 and in the First Nine Months of 1995 were both 25%, as compared to 25% in the Third Quarter last year and 22.5% for the First Nine Months last year.

     Selling, General and Administrative Expenses in the Third Quarter of 1995 were $72,100 as compared to $88,200 in the same period last year. A variety of cost reduction measures in advertising and professional fees resulted in the decrease, as was also seen in the Nine Month comparison of $709,600 for 1995 as opposed to $731,200 for 1994.

     The Company had a Net Income from Operations of $13,300 in the Third Quarter of 1995 as compared to a Loss of $6,500 in the same period last year, and a Profit of $33,700 in the Second Quarter of 1995. For the First Nine Months of 1995 the Company had a Net Income from Operations of $10,900 as compared to a Loss of $38,300 in the First Nine Months of 1994.

     Interest Expenses for the Third Quarter of 1995 were $23,700 as compared to $22,400 in the same period last year and $22,900 in the Second Quarter of 1995. For the First Nine Months of 1995 Interest Expenses were $69,500 as compared to $54,700 for the First Nine Months of 1994.

     The Company showed a Net Loss of $9,500 in the Third Quarter of 1995 as compared to a Net Profit of $5,000 in the same period last year, which had included an Extraordinary Item of $33,700 for Debt Forgiveness. For the First Nine Months of 1995 the Company showed a Net Loss of $55,600 as compared to a Net Loss of $58,100 for the First Nine Months of 1994.

     It is evident from the above figures that the Company's earlier pattern of shrinking sales has bottomed-out and that prudent financial management has now stabilized the Balance Sheet. A solid base is building for the anticipated growth that Management foresees.

     The Company has been making modest, periodic investments in advertising of its MOSFET-driver product line, in an effort to increase sales volume. While this effort does bring in new customers, it is a slow process that depends on catching customer projects at the design-in stage. Frequently there can be an 18 to 24 month lag between initial contact and eventual production usage. Several such programs seem to be shifting into higher usage rates currently, although many customers do not have continuous need of our product. As a result, monthly and quarterly sales volume will still fluctuate with the seasonal and business cycle variations of our growing customer base.

     Management is more convinced than ever that there is a large, untapped market for the Company's patented photo-voltaic MOSFET-drivers. These along with our more traditional products can form the basis for a profitable and growing business. Management is determined to pursue the goal of increasing market awareness of our numerous products, and hopes to succeed here as it has in the debt resolution area. Risks of failure continue, of course, but the Company has taken a few steps back from the brink and is moving slowly in a constructive direction.

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


          (b)  Reports on Form 8-K.   Listed  below  are Current Reports on
               Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1995:

               None

                            SIGNATURES


           In  accordance  with the requirements of the Exchange  Act,  the
Registrant  caused  this  Report   to  be  signed  on  its  behalf  by  the
undersigned, thereunto duly authorized.





                                   DIONICS, INC.
                                   (Registrant)



Dated:  NOVEMBER 7, 1995               By:  /S/BERNARD KRAVITZ
                                            Bernard Kravitz,
                                            President



Dated:  NOVEMBER 7, 1995               By:  /S/BERNARD KRAVITZ
                                            Bernard Kravitz,
                                            Principal Financial Officer