Form 10KSB
period 1995-12-31
DIONICS INC
filed 1996-04-01
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 1995

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-8161

                           DIONICS,  INC.
            (Name of Small Business Issuer in Its Charter)

DELAWARE                                                     11-2166744
(State or other jurisdiction                            I.R.S. Employer
of incorporation or                                      Identification
organization)                                                   Number)

65 RUSHMORE STREET
WESTBURY, NEW YORK                                                11590
(Address of principal                                        (Zip Code)
executive offices)

    Issuer's telephone number, including area code:  (516) 997-7474

  Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON, PAR VALUE $.01

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $1,360,900.

As of March 12, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,233,634 shares) was approximately $122,850. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 12, 1996 was 3,483,678 (excluding 164,544 treasury shares).

                  Documents Incorporated by Reference:  None

                              PART I

Item 1.   Description of Business.

     (a)  Business Development.

     Dionics, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Delaware on December 19, 1968 as a general business corporation. On March 8, 1974, the Registrant formed Dionics International, Inc. as its wholly owned subsidiary under the laws of the State of New York as a general business corporation and as a Domestic International Sales Corporation (D.I.S.C.) under the applicable provisions of the Internal Revenue Code. The status of such wholly owned subsidiary as a D.I.S.C. corporation terminated pursuant to the applicable provisions of the Tax Reform Act of 1984. During fiscal 1987, such subsidiary was dissolved.

     The Registrant has never been in bankruptcy, receivership or any similar proceeding.

     The Registrant has never been involved in any material reclassification, merger or consolidation.

     There have been no material changes in the mode of conducting the business of the Registrant.

     (b)  Business of Issuer.

     The Registrant designs, manufactures and sells silicon semi-conductor electronic products, as individual discrete components, as multi-component integrated circuits and as multi-component hybrid circuits.

     (i) The individual discrete components are predominantly transistors, diodes and capacitors, intended for use in miniature circuit assemblies called "hybrid micro-circuits". In order to facilitate their being easily assembled into the "hybrid" circuits products by its customers, these products are supplied by the Registrant in un-wired unencapsulated microscopic chip form. A variety of such components is supplied by the Registrant, some as "standard" products which it offers to the industry at large, and other as special or custom-tailored products which it manufactures to certain specific electronic requirements of an individual customer.

     Due to the rapidly changing needs of the marketplace, there are continual shifts in popularity among the various chip components offered by the Registrant. Within the year, and from year to year, a largely random variation in the needs of its customers prevents any meaningful comparison among the many devices in this category. Taken as a whole, however, the category of discrete chip components for the hybrid circuit industry is one of the three main classes of products offered by the Registrant.

     A second main class of products offered by the Registrant is encapsulated, assembled, integrated circuits for use in electronic digital display functions. Due to unusual and proprietary technology, the Registrant is able to produce high-voltage integrated circuits higher than the average available in the industry. These are designed for specific high-voltage applications involved in digital displays based on gas-discharge or vacuum fluorescence.

     For the most part, the Registrant's sales in this category of product are standard circuits, designed by the Registrant, and offered to the industry at large. In some instances, customer-designed circuits are produced and sold only to the sponsoring customer, with specific electrical performance needed by that customer.

     The third main class of products offered by the Registrant is a range of hybrid circuits that function as opto-isolated MOSFET drivers and custom Solid State Relays. Both of these incorporate a light emitting diode (LED) as the input and a dielectrically-isolated (DI) array of photo-voltaic diodes which, in response to the infra-red light input, generate a voltage as the output. MOSFET drivers, or ISO-GATES, as the Registrant has named them, are sold as a packaged combination of the LED and photo-voltaic chips. Custom Solid State Relays also add the MOSFET output devices in the same package along with certain other associated components.

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 1995.

     (ii) The Registrant has not invested any material amount of assets in, nor has it announced, any new major product line in any new industry segment.

     (iii) Raw materials essential to the business of the Registrant are readily available from many sources within the United States.

     (iv) The Registrant has had nine (9) United States patents issued to date. Each patent is for a 17-year duration. The earliest patent was granted in 1971 and the latest in 1990. Therefore, the expiration dates range from 1988 through 2007. Of those, the only material ones are those related to the Registrant's high-voltage integrated circuits and high speed MOSFET-drivers, the latter a relatively new product area for the Registrant.

     (v)  The business of the Registrant is not seasonal.

     (vi) Customers to whom, for the fiscal year ended December 31, 1995, sales were made equal to approximately 10% or more of the Registrant's sales:

                                        Approximate
                                        Percentage
                    Name                of Business

               Customer "A"                22.4%
               Customer "B"                 8.6%

     The actual names of the customers above referred to are not set forth since the identity of such substantial customers is a trade secret of the Registrant and deemed confidential. Disclosure of such names would be detrimental to the best interests of the Registrant and its investors and would adversely affect the Registrant's competitive position.

     The loss of any of the above customers would have a material adverse affect on the business of the Registrant.

     (vii) Almost all of the orders for the Registrant's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Registrant has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 1994 $290,000, and at December 31, 1995 $251,000. At March 15, 1996, such backlog had increased to $572,000.

     (viii) No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (ix) The Registrant competes with numerous other companies which design, manufacture and sell similar products. Some of these competitors have broader industry recognition, have financial resources substantially greater than the Registrant and have far more extensive facilities, larger sales forces and more established customer and supplier relationships than those which are available to the Registrant.

     Competition in the industry is principally based upon product performance and price. The Registrant's competitive position is based upon its evaluation of its products' superior performance and its general pricing structure which Management believes is favorable in its industry although the Registrant may suffer from price competition from larger competitors whose facilities and volume base enable them to produce a competitive product at a lower price

     (x) The estimated dollar amount spent during each of the last three fiscal years on company-sponsored research and development activities, determined in accordance with generally accepted accounting principles are:

                         1993  - $ 25,000
                         1994 -  $ 30,000
                         1995 -  $ 30,000

     The amounts spent during each of such years on customer-sponsored research activities are not material.

     (xi) Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the Registrant's capital expenditures, earnings or competitive position.

     (xii) The number of persons employed by Registrant is 22. The Registrant's employees are not represented by unions and/or collective bargaining agreements.

Item 2.   Description of Property.

     The Registrant's executive offices are located at 65 Rushmore Street, Westbury, New York, which property is owned by the Registrant.

     The Registrant fully utilizes 65 Rushmore Street which presently houses all of the Registrant's manufacturing facilities, as well as all of its research, sales and management activities.

     In 1994, the Registrant sold adjoining property known as 73 Rushmore Street, Westbury, New York, which at the time of sale housed approximately 10% of the Registrant's manufacturing facilities. Since the sale of such property, all manufacturing facilities have been combined at 65 Rushmore Street.

     The Registrant believes that its present facilities at 65 Rushmore Street are adequate for current operations.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Registrant's Common Stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board and in the "pink sheets" promulgated by the National Quotation Bureau, Inc. Until July 31, 1989, the Registrant's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ). In addition from May 21, 1985 to February 3, 1989, the Common Stock of the Registrant was quoted on the NASDAQ National Market System.

     The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during 1994 and 1995.

               Period                       Bid Prices

               1994                High      Low
               First Quarter       .02       .01
               Second Quarter      .01       .005
               Third Quarter       .005      .001
               Fourth Quarter      .01       .005

               1995                High      Low
               First Quarter       .01       .001
               Second Quarter      .01       .005
               Third Quarter       .01       .005
               Fourth Quarter      .01       .001

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     (b)  Holders.

     As of March 12, 1996 there were approximately 525 record holders of the Registrant's Common Stock.

     (c)  Dividends.

     During the last two fiscal years of the Registrant, no cash dividends have been declared or paid on the Registrant's Common Stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
A.   LIQUIDITY AND CAPITAL RESOURCES

     Starting in 1987, unprofitable operations were causing a continuing drain on liquid assets. The Company consumed the proceeds of a 1988 real estate line of credit for one-million dollars as well as a 1990 loan of $283,850 against Accounts Receivable and other assets. The Company's later inability to make payments of either interest or principal had placed both loans in a non-performing status for almost three years.

     In July of 1993, the Company was able to sell one of its two buildings, permitting it to pay the Bank $250,000 against the one-million dollar real estate loan and thus reduce the balance owed to $750,000. With some measure of difficulty and expense, the Company consolidated operations into its one remaining building. Next, Management set about negotiating with the Bank for a complete restructuring of all remaining debt. The process was successfully concluded with the signing of a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," effective January 31, 1994. The previous default condition was thus cured, an amount of $376,146.59 in past due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company. (See Item 12 and the Notes to the Financial Statements included elsewhere herein for a description of the Restructuring Agreement.) For purposes of this discussion, however, it is fair to summarize the Agreement as a considerable improvement in the Company's debt profile. In September of 1994, the Company was advised that the above loans were purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of Cadle Company. All terms and conditions remain unchanged.

     The Company had successfully negotiated with three of its largest creditors for reduced settlement on their accounts in exchange for the timely completion of a monthly payment schedule. By December 31, 1994 all three payment schedules were completed, resulting in Forgiveness of Indebtedness of a total of $112,900.

     Although the Company saw a considerable improvement in its financial condition at December 31, 1995, it was still concluded by Management that the expenditure, at this time, of a major portion of the Company's cash resources for fully audited financial reports would be unwise. Financial data was therefore prepared by the Company, with the assistance of the Company's non-auditing accounting firm which supplied an Accountant's Compilation Report for this filing.

     During 1995, Net Losses before Extraordinary Items were once again reduced, and the Company also managed an Operating Profit for the first time in many years. In addition, the number of employees still working part-time has been further reduced to less than ten percent of the total number of employees. The severe financial strain on these employees has been somewhat offset by the Company's registering for New York State's "Shared Work" program of partial unemployment benefits.

     The Company's Cash account increased during 1995 by $62,100 and its Total Current Assets rose from $649,300 at the end of 1994 to $719,400 at the end of 1995. Accounts Payable dropped during the year from $75,900 at the end of 1994 to $48,700 at the end of 1995. Total Current Liabilities also improved, dropping from $143,500 to $133,800. The ratio of Total Current Assets to Total Current Liabilities thus improved from 4.52 at 12/31/94 to 5.38 at 12/31/95. To the extent that this ratio is indicative of near-term financial strength, the above improved level may be considered a very positive sign for the Company.

     Further improvement occurred in the Company's financial picture at the end of 1995, stemming from certain terms of the January 31, 1994 Debt Restructuring Agreement described earlier. Having fully met, in 1994 and 1995, the particular financial performance criteria called for in that Agreement, the Company has now completely and fully qualified for the Forgiveness of specific portions of its debt. Although the actual forgiveness is due to be formally granted on the "Interim Maturity Date" (January 31, 1999) as called out in the Agreement, the Company has, in the interests of more clearly describing its over-all debt situation, decided to adopt those changes in its current and future reports. The Forgiveness covers a portion of debt equal to $167,500 plus previously deferred interest totalling $45,800, for a grand total of $213,300. As a result, total Company debt, including Short-Term and Long-Term, has now been reduced to $880,200. This amount includes a $415,000 mortgage loan.

     As a further result of the Company's slow but steady process of improvements during the last several years, it is possible to also point out the gradual upgrading of the Company's Net Worth. Starting with a negative Net Worth of $1,273,000 in 1992, it progressed to a negative $730,300 in 1993, a negative $694,900 in 1994 and now a negative $527,300 for 1995. It is also worthy of note that if it is taken into account that the Company's real estate property value on the open market is believed to be approximately $400,000 higher than the heavily depreciated value shown on its books, the true Net Worth would look more like a negative $127,000.

     Management has been continuing its search for sources of additional working capital to provide growth momentum for the Company. Several contacts are active with potential lenders or acquirors, and it is believed that the continuing improvement in the Company's Balance Sheet should enhance those efforts, although no assurance of success can be given. Temporarily, at least, the Company is well able to support its current operations, while making further efforts to convert them fully to a profit-making, positive cash flow basis. Management is greatly encouraged by recent improvements in those directions.

     Working Capital improved further at 12/31/95 to $585,600 from $505,800 at 12/31/94 and $217,900 at 12/31/93. The continuing positive trend in Working Capital reflects the continuing improvements in operations over the past several years. In summation, the Company's liquidity is much improved.

     Capital expenditures in 1994 and 1995 were not at material levels, and for 1996 Management expects similar results.

B.   RESULTS OF OPERATIONS

     Operating results for 1995 showed a 3.7 percent increase in Sales volume at $1,360,900 as compared to the 1994 level of $1,311,500, the 1993 level of $1,421,600 and the 1992 level of $1,215,800. However, since the 1993 total included a $200,000 sale of a patent license, there have actually been three consecutive years of small but steady increases in sales of products and services since the low-point of 1992. The trend has greater significance than the admittedly small increases, in that it more sharply indicates the end of a previously long series of annual decreases and now projects at least a solid "bottoming out."

     The Company had a Net Profit from Operations of $43,300 in 1995, its first in many years. This compares to Net Losses from Operations of $8,500 in 1994 and $38,900 in 1993. Before Extraordinary Items, (BEI) 1995 had a Net Loss of $45,700 as compared to BEI Net Losses of $77,500 in 1994 and $195,600 in 1993.

     The Gross Profit Margin for 1995 again rose slightly to 26.8 percent as compared to 25.2 percent in 1994 and 21.8 percent in 1993. Selling, General and Administrative Expenses as a percentage of Sales volume continued to fall gradually, registering 23.6 percent in 1995, as compared to 25.9 percent in 1994 and 28.5 percent in 1993, the last year's figure being adjusted to exclude patent-license income from its Sales volume. The above described small but steady improvements in Gross Profit Margin and S, G & A Expenses reflect a continuing trend of cost reductions and productivity enhancements.

     Research & Development expenditures in 1995 remained unchanged as compared to the $30,000 level of 1994 and up slightly from the $25,000 level of 1993. These levels reflect primarily the limited funds available for R & D, as well as a continuing emphasis on the sale of already existing products. The Company has numerous fully-developed products which it is trying to market more extensively, although it does engage in a limited amount of new product development. As soon as the higher-priority need for profitability is met, the Company may devote more effort to R & D.

     Interest Expense for 1995 was $92,800 as compared to $77,400 in 1994, the year in which the Debt Restructuring Agreement was implemented and in which only 10 months of interest was charged. It should also be noted that the Debt Forgiveness earned by terms of that Agreement has now resulted in reduction of Deferred Interest of $24,800 for 1995 and $21,000 for 1994.

     Incorporating the Forgiveness of Debt referred to earlier, the Company was able to show in 1995 a Net Profit For The Year of $167,600 as compared to a Net Profit For The Year of $35,400 in 1994 and $468,400 in 1993, the last being a figure that included a considerable profit from the sale of one of the Company's buildings.

     In recent years the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; and currently unprofitable operations. With the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem area has been put onto a manageable basis. The Company is no longer in default and is able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. It has even been able to further reduce that debt by meeting certain financial performance requirements for 1994 and 1995.

     Concerning the need for currently profitable operations, the Company has done a remarkable job of both surviving with little or no working capital and also making slow but steady progress toward reaching profitability. While cost-reduction efforts were able to keep the Company alive, they are not capable of generating growth in sales and earnings. The Company must continue to stimulate greater use of its photovoltaic MOSFET-driver and Solid State Relay product lines, as well as its other mature and newer products. Management is determined to continue pursuing the goal of increased market awareness of our numerous products and hopes to succeed in this challenge as it has in the debt-resolution challenge. Risks of failure persist, of course, but the Company has at least taken a few steps back from the brink and continues to move slowly but steadily in the right direction.

Item 7.   Financial Statements.

     See pages F-1 through F-9.   In addition, see Part II, Item 6 for
information as to the Company's decision to file unaudited financial statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of  the Exchange Act.

     Identity of Directors:

                              Position and Offices     Director
Name                Age       with Registrant          Since

Bernard Kravitz     62        President, Secretary,    1969
                              Treasurer

Solomon Berkowitz   73        None(1)                  1975

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.


(1)  A partner in Ernest D. Loewenwarter & Co., Certified Public
     Accountants, which firm performs non-audit accounting services for Registrant.


     Identity of Executive Officers:

                                                       Officer
Name                Age       Position                 Since

Bernard Kravitz     62        President, Secretary,    1969
                              Treasurer

     The term of office for each officer is until the next annual meeting of directors. There are no arrangements or understandings between the Registrant's sole officer and any other persons pursuant to which he was selected as an officer.

     Identity of certain significant employees:

     The Registrant does not believe it has any significant employees as defined in Item 401, Regulation S-B.

     However, in the event that it shall be determined that the Registrant has such significant employees, then the response to this item would require disclosure of otherwise non-public corporate information, the disclosure of which would adversely affect the Registrant's competitive position.

     Family Relationships:

     None.

     Business Experience:

     (i) Bernard Kravitz has, for more than the past five years, been an officer and employee of the Registrant.

     (ii) Solomon Berkowitz is a certified public accountant and has, for more than the past five years, been a partner in the accounting firm of Ernest D. Loewenwarter & Co., which firm performs non-audit accounting services for the Registrant. During 1995, fees of $9,600 were paid to such firm.

     Involvement in Certain Legal Proceedings:

     None.

     Promoters and Control Persons:

     N/A

     Compliance with Section 16(a) of the Exchange Act:

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, with respect to the year ended December 31, 1995, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1995, was an officer, director and greater than ten percent beneficial owner, were complied with.

Item 10.  Executive Compensation.

     Summary Compensation Table:

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1995, 1994 and 1993, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 1995 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                      Summary Compensation Table

                              Annual                        Long-Term
                              Compensation(1)               Compensation

                                                            Awards

                                                            Restricted
                                                            Stock
Name and Principal       Fiscal                             Awards/
Position                 Year      Salary         Bonus     Options
Bernard Kravitz,         1995      $89,600        $0        $0
President                1994      $82,200        $0        $0
                         1993      $80,200        $0        $0

________________________

(1)Does not include matching contributions paid by the Registrant for Mr. Kravitz during 1993, 1994 and 1995 of $2,406, $2,466 and $2,910, respectively, pursuant to the Registrant's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Registrant during 1993, 1994 and 1995 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. (See subsections "Bonus and Deferred Compensation" and "Compensation pursuant to plans" elsewhere herein under Item 10).


     Bonuses and Deferred Compensation:

     The Registrant has entered into an agreement with Bernard Kravitz, the sole officer and a Director of the Registrant, to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by Mr. Kravitz at the time of his death, provided that he was in the employ of the Registrant at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Registrant on Mr. Kravitz's life, but currently remains unfunded due to the financial condition of the Company.

     In 1987, the Board of Directors, recognizing the contributions and experience of Mr. Kravitz sought to take certain actions which would serve both as an inducement and an incentive for him to remain in the continuous employ of the Company until he attains the age of 65. Accordingly, the Registrant entered into a contingent salary continuation agreement with Bernard Kravitz. In the event Mr. Kravitz voluntarily terminates his employment prior to reaching age 65, he will receive no benefits whatsoever from this agreement. Should he remain in the continuous employ of the Company until age 65, the agreement provides that following his having attained the age of 65, Mr. Kravitz shall receive payments over a ten year period which average $70,000 per annum. Such agreement further provides that in the event the Registrant terminates the employ of Mr. Kravitz prior to his attaining the age of 65, or in the event of his death, such aforesaid payments shall be made to him, or his widow, as the case may be, commencing upon the event first to occur. The Registrant has a life insurance policy which it intends to use to fund the payment of these benefits. No assurance can be made that such policy can be used to fund the payment of these benefits, particularly in the event of termination by the Registrant of the employ of Mr. Kravitz.

     Compensation pursuant to plans:

     (i) On July 1, 1985, the Registrant adopted a Savings and Investment Plan intended to qualify as a defined contribution plan under section 401(k) of the Internal Revenue Code. Internal Revenue approval was granted in 1986. The plan, as amended in 1994, provides that a member (an eligible employee of the Registrant) may elect to save no less than 1% and no more than 10% of that portion of his compensation attributable to each pay period (subject to certain limitations). The Registrant shall contribute (matching contributions) 100% of a member's contribution up to 3% of the member's compensation. In addition, the Registrant shall contribute such amount as it may determine for each plan year (regular contributions) pro rata allocated to each member subject to certain limitations.

     Any employee with one year of service may become a member of the plan excluding employees covered by a collective bargaining unit.

          (ii) Upon eligibility for retirement, disability (as defined in the plan), or death, a member is 100% vested in his account. Upon termination of employment for any other reason, a member is 100% vested in that portion of his account which he contributed and vested in the balance of his account dependent upon years of service as follows:

               Years                    Percentage
               Less than 2              0%
               2                        25%
               3                        50%
               4                        75%
               5 or more                100%


     (iii) Matching contributions by the Registrant for its officers during 1995 were as follows:

     Bernard Kravitz - $2,910; during 1995, Mr. Kravitz was the sole executive officer of the Registrant.

     Compensation of Directors:

     During the fiscal year ended December 31, 1995, the Registrant's one non-employee director received no compensation for his services as such and the Registrant presently intends that the same will be the case for the fiscal year ending December 31, 1996.

     Termination of Employment and Change of Control Arrangements:

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 12, 1996, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and
(iii) directors and officers of the Company as a group:

                                             Percent(1)
Name and Address         Shares Owned        of Class

Bernard Kravitz          744,952(2)(3)       21.4%
110-11 Queens Blvd.
Forest Hills, NY

Sherman Gross            339,544(3)           9.7%
848 Newburgh Ave.
Woodmere, NY

Gregory Coleman          269,720              7.7%
59-09 Northern Blvd.
East Norwich, NY

Solomon Berkowitz         15,548              0.4%
15 Story St.
Brooklyn, NY

D.A.N. Joint Venture,    451,350(4)          11.5%(4)
a Limited Partnership
4363 La France Street
Newton Falls, OH

All Directors            760,500             21.8%
& Officers
as a Group
(2 persons)
____________________________

(1)  Based upon issued and outstanding shares computed as follows:  3,648,222 outstanding shares less 164,544 treasury shares resulting in 3,483,678 issued and outstanding shares.

(2)  Includes 732,374 shares of record and 12,578 shares owned by Mrs. Phyllis
     Kravitz, Mr. Bernard Kravitz' wife.

(3) Does not include 150,000 shares owned by the Registrant's Savings and Investment Plan under section 401(k) of the Internal Revenue Code, for which Mr. Kravitz and Mr. Gross serve as trustees.

(4)  Consists of up to 451,350 shares which D.A.N. Joint Venture, a Limited
     Partnership, an affiliate of Cadle Company ("D.A.N") has the right to acquire upon conversion of certain loans. D.A.N. does not currently own any shares of record. (See Part III, Item 12 included elsewhere herein).

Item 12.  Certain Relationships and Related Transactions.

     Effective as of January 31, 1994, the Company and Apple Bank for Savings
(the "Bank") entered into a Restructuring Agreement whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the
"Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990
Loans").  Pursuant to the Restructuring Agreement:

     A. The Bank has forgiven $376,146.59 of accrued and unpaid interest stemming from the Original Mortgage and the 1990 Loans.

     B. The 1990 Loans have been replaced by a new term loan in the principal amount of $283,850, ("Term Loan A") structured over two five-year periods.
During the first five-year period, the Company will pay interest only, computed at an annual rate of 6.0 percent. Of that amount, only one-third (2.0 percent) will be payable monthly, with the remainder accruing and becoming part of unpaid principal at the end of that period. During the second five-year period, the balance due will be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance.

     C.   The remaining balance of $750,000 outstanding on the Original
Mortgage  has been replaced by a new $415,000 Mortgage Loan plus two additional
Term Loans of $167,500 each.  These are treated as follows:

     The new $415,00 Mortgage Loan ("Mortgage Loan B") has a five-year term and carries an annual interest rate of 7.5 percent. For the first two years of Mortgage Loan B, the Company is obligated to make payments of interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of $1,921.30 towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

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

     D. Term Loans A and C also carry convertibility rights under which the Bank may, at its sole discretion, exchange debt for Common Stock in the Company at the price of (i) $.75 per share until May 31, 1995, (ii) $1.00 per share from June 1, 1995 until January 31, 1997, and (iii) $1.25 per share from
February 1, 1997 and thereafter, provided, however, that the aggregate number of shares that the Bank may acquire will not exceed 15 percent of the number of then outstanding shares of the Company's Common Stock, subject to certain anti-dilution rights.

     E. Contingent upon the Company achieving certain financial performance levels during 1994 and 1995, the Bank has agreed to forgive, at the end of the first five-year period, all of the principal of and accrued interest on Term
Loan D, as well as all the deferred interest accrued on Term Loans A and C.

     Having met, in 1994 and 1995, certain particular financial performance standards as called for in the Restructuring Agreement, the Company has qualified in full for the forgiveness of specific elements of its debt as described in the preceding paragraph E. While according to the terms of the Restructuring Agreement, the actual forgiveness is due to be formally granted on "the interim maturity date" (January 31, 1999), the Company has, in the interests of more accurately describing its over-all debt situation, decided to adopt those changes in its current and future reports. The forgiveness will cover all of the principal and accrued interest on Term Loan D and all of the accrued interest on both Term Loans A and C, as more fully described in the above-referenced Restructuring Agreement.

     All the Company's assets are pledged to the foregoing loans.

     In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.

     The foregoing summary of certain provisions of the Restructuring Agreement is qualified in its entirety by reference to the Restructuring Agreement as filed as an exhibit to this report.

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Registrant's certificate of incorporation, as  amended(1)
          3.2  Registrant's by-laws(1)
          4.1  Specimen of common stock certificate(1)
          10.1 Restructuring Agreement between Dionics, Inc. and Apple
               Bank for Savings dated as of January 31, 1994(1)


(1)  Previously filed and incorporated herein by reference.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIONICS, INC.
                                   (Registrant)


                                   By:  /s/Bernard Kravitz
                                        Bernard Kravitz, President


                                   Dated: March 29, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                    Date

/s/Bernard Kravitz            President, Secretary,    3/29/96
Bernard Kravitz               Treasurer,  Director
                              (Principal Executive
                              Officer and Principal
                              Financial Officer)

/s/Solomon Berkowitz          Director                 3/29/96
Solomon Berkowitz

                    ACCOUNTANTS' COMPILATION REPORT


Dionics, Inc.
65 Rushmore Street
Westbury, New York 11590


     The accompanying statement of assets, liabilities and stock- holders' equity of Dionics, Inc. as of December 31, 1995 and 1994 and the related statement of income and expenses for the years then ended have been compile by us.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion nor any other form of assurance on them.



                                    ERNEST D. LOEWENWARTER & CO.
                                    Certified Public Accountants


New York, New York
February 9, 1996

                             DIONICS, INC.

                        COMBINED BALANCE SHEET



                                      December 31,   December 31,
                                          1995           1994                                           (Unaudited)     (Unaudited)

ASSETS


CURRENT ASSETS:
  Cash                                  $ 147,000      $  84,900
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $5,000 in 1995
    and $5,000 in 1994) Note 3            187,400        236,500
  Inventory - Notes 1 and 3               354,100        298,300
  Prepaid Expenses and Other-
    Current Assets                         30,900         29,600

     Total Current Assets                 719,400        649,300



PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    (At Cost Less Accumulated
      Depreciation of
      $1,594,200 in 1995 and
      $1,526,100 in 1994)                  89,700        157,800



DEPOSITS AND OTHER ASSETS -
  Note 2                                   26,800         29,000


     Total                              $ 835,900      $ 836,100

                             DIONICS, INC.

                        COMBINED BALANCE SHEET

                                      December 31,  December 31,
                                         1995          1994
                                      (Unaudited)   (Unaudited)
LIABILITIES
CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                   $   36,900   $   18,200
  Accounts Payable                        48,700       75,900
  Accrued Expenses                        48,200       49,400

     Total Current Liabilities           133,800      143,500


Deferred Interest Payable                    -0-       21,000
Deferred Compensation Payable -
  (Note 2)                               386,100      332,600
Long-Term Debt Less Current -
  Maturities - (Note 3)                  843,300    1,033,900

    Total Liabilities                  1,363,200    1,531,000

CONTINGENCIES AND COMMENTS

            SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,648,222 Shares in
    1995 and 3,648,222 in 1994            36,400       36,400

Additional Paid-in Capital             1,522,800    1,522,800
(Deficit)                             (1,865,900)  (2,033,500)

                                        (306,700)    (474,300)
Less: Treasury Stock at Cost
  164,544 Shares in 1995 and
  164,544 Shares in 1994                (220,600)    (220,600)
     Total Shareholder's Equity
       (Deficit)                        (527,300)    (694,900)

          Total                       $  835,900   $  836,100

                             DIONICS, INC.

                   CONDENSED STATEMENT OF OPERATIONS

                                           DECEMBER 31,
                                      1995            1994
                                   (UNAUDITED)     (UNAUDITED)
SALES                               $1,360,900     $1,311,500

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                             996,700        980,400
  Selling, General and
    Administrative Expenses            320,900        339,600

     Total Costs and Expenses        1,317,600      1,320,000

NET INCOME (LOSS) FROM
  OPERATIONS                            43,300         (8,500)

INTEREST AND OTHER INCOME                3,800          1,800

                                        47,100         (6,700)
OTHER DEDUCTIONS:
  Provision for Doubtful Accounts          -0-         (6,600)
  Interest Expense                      92,800         77,400

                                        92,800         70,800

NET (LOSS) FOR THE YEAR
  BEFORE EXTRAORDINARY ITEMS           (45,700)       (77,500)
EXTRAORDINARY ITEMS:
  Forgiveness of Indedtedness -
    Account Payable                        -0-        112,900
    Loan Payable                       l67,500            -0-
    Deferred Interest - 1995            24,800            -0-
    Deferred Interest - 1994            21,000            -0-

     Total Extraordinary Items         213,300        112,900

NET INCOME FOR THE YEAR             $  167,600     $   35,400

NET INCOME (LOSS) PER SHARE:
  Before Extraordinary Items        $    (.013)    $    (.022)
  From Extraordinary Items                .061           .032

     Total Per Share                $     .048     $     .010

Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                             3,483,678      3,483,678

                             DIONICS, INC.

                        STATEMENT OF CASH FLOWS


                                              DECEMBER 31,
                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $  167,600   $  35,400

  Adjustment to Reconcile Net Income to
    Net Cash Provided from (Used for)
    Operating Activities:
      Depreciation and Amortization          68,100     117,600
      Deferred Compensation and Related
        Interest                             53,500      71,600
      Forgiveness of Loan Indebtedness     (167,500)        -0-
      Forgiveness of Interest
        Indebtedness Prior Year             (21,000)        -0-
  Changes in Operating Assets and
    Liabilities:
      (Increase) Decrease in Accounts
        Receivable                           49,100    (164,600)
      (Increase) Decrease in Inventory      (55,800)    (60,600)
      (Increase) Decrease in Prepaid
        Expenses and Other Current
        Assets                               (1,300)     (6,500)
      (Increase) Decrease in Deposits
        and Other Assets                      2,200      65,900
      Increase (Decrease) in Accounts
        Payable                             (27,200)   (125,900)
      Increase (Decrease) in Accrued
        Expenses                             (l,200)     18,400

     Net Cash Provided from (Used for)
       Operating Activities                  66,500     (48,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                         -0-      (2,600)

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Repayment of Debt                          (4,400)     (4,400)

NET INCREASE (DECREASE) IN CASH              62,100     (55,700)


CASH - Beginning of Year                     84,900     140,600


CASH - End of Year                       $  147,000   $  84,900

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995


NOTE 1 -  INVENTORY:

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                               December 31,  December 31,
                                  1995           1994
                               (Unaudited)   (Unaudited)
          Finished Goods        $ 25,200     $  11,900

          Work-in-Process        236,900       201,200

          Raw Materials           50,300        44,700

          Manufacturing
               Supplies           41,700        40,500


             Total              $354,100      $298,300


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

     The company has an insurance policies on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1994 the cash surrender value on the existing policy approxi-mated $4,100 and is included in other assets.

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995



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

     Pursuant to the Restructuring Agreement.

     A. The bank has forgiven $376,146.59 of accrued and unpaid interest stemming from the Original Mortgage and the 1990 Loans.

     B. The 1990 Loans have been replaced by a new term loan in the principal amount of $283,850, ("Term Loan A") structured over two five-year periods. During the first five-year period, the Company will pay interest only, computed at an annual rate of 6.0 percent. Of that amount, only one-third (2.0 percent) will be payable monthly, with the remainder accruing and becoming part of unpaid principal at the end of that period. During the second five-year period, the balance due will be repaid over 60 equal monthly installments, plus interest at Prime plus two percent on the unpaid balance.

     C. The remaining balance of $750,000 outstanding on the Original Mortgage Loan has been replaced by a new $415,000 Mortgage Loan plus two additional Term Loans of $167,500 each. These are treated as follows:

     The new $415,00 Mortgage Loan ("Mortgage Loan B") has a five-year term and carries an annual interest rate of 7.5 percent. For the first two years of Mortgage Loan B, the Company is obligated to make payments of interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of $1,921.30 towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995



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

     E. Having met, in 1994 and 1995, certain particular financial performance standards as called for in the January 31, 1994 Debt Restructuring Agreement, the Company has qualified in full for the Forgiveness of specific elements of its debt. While according to the terms of the Agreement, the actual forgiveness is due to be formally granted on "the interim Maturity Date" (Jan. 31, 1999), the Company has, in the interests of more accurately describing its over-all debt situation, decided to adopt those changes in its current and future reports. The forgiveness will cover all of the principal and accrued interest on Term Loan D and all of the accrued interest on both Term Loans A and C, as more fully described in the above-referenced Debt Restructuring Agreement.

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995




NOTE 3 -  LOANS PAYABLE - APPLE BANK (CONTINUED)



     All the Company's Assets are pledged to the foregoing loans.

     In September 1994, the Company was advised that the foregoing loans were purchased form the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.