Form 10QSB
period 1996-03-31
DIONICS INC
filed 1996-05-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                           FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1996

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

           Common, $.01 par value per share: 3,483,678
                  outstanding as of May 1, 1996
               (excluding 164,544 treasury shares).

                 PART I - FINANCIAL INFORMATION

                          DIONICS, INC.


                  Index to Financial Information
                   Period Ended March 31, 1996



     Item                                                   Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                                  3

     Condensed Balance Sheet                                4

     Condensed Statement of Operations                      6

     Statement of Cash Flows                                7

     Notes to Financial Statements                          8

     Item 2 - Management's Discussion and
     Analysis or Plan of Operation                          12

                          DIONICS, INC.

                          MARCH 31, 1996



     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the result of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year ended December 31, 1996.

     These condensed statements should be read in conjunction with the company's financial statements for the year ended December 31, 1995.

                           DIONICS, INC.

                     CONDENSED BALANCE SHEET


                                    March 31,    December 31,
                                      1996         1995
                                    (Unaudited)  (Unaudited)

A S S E T S


CURRENT ASSETS:
  Cash                              $153,600     $147,000
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $5,000 in 1996
    and $5,000 in 1995) Note 3       205,000      187,400
  Inventory - Notes 1 and 3          370,700      354,100
  Prepaid Expenses and Other-
    Current Assets                    25,700       30,900

     Total Current Assets            755,000      719,400



PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    (At Cost Less Accumulated
      Depreciation of
      $1,601,501 in 1996 and
      $1,594,200 in 1995)             84,800       89,700



DEPOSITS AND OTHER ASSETS -
  Note 2                              27,100       26,800


     Total                          $866,900     $835,900


                           DIONICS, INC.

                     CONDENSED BALANCE SHEET


                                    March 31,    December 31,
                                       1996          1995
                                    (Unaudited)  (Unaudited)
L I A B I L I T I E S


CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                 $   27,900   $   36,900
  Accounts Payable                      65,000       48,700
  Accrued Expenses                      66,700       48,200

     Total Current Liabilities         159,600      133,800


Deferred Compensation Payable -
  (Note 2)                             400,300      386,100
Long-Term Debt Less Current -
  Maturities - (Note 3)                851,200      843,300

     Total Liabilities               1,411,100    1,363,200


CONTINGENCIES AND COMMENTS



SHAREHOLDERS' EQUITY


Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,648,222 Shares in
    1996 and 3,648,222 in 1995          36,400      36,400

Additional Paid-in Capital           1,522,800   1,522,800
(Deficit)                           (1,882,800) (1,865,900)

                                      (323,600)   (306,700)
Less: Treasury Stock at Cost
  164,544 Shares in 1996 and
  164,544 Shares in 1995              (220,600)   (220,600)

     Total Shareholder's Equity
       (Deficit)                      (544,200)   (527,300)

          Total                     $  866,900  $  835,900


                          DIONICS, INC.

                CONDENSED STATEMENT OF OPERATIONS



                                 Three Months Ended March 31,
                                 1996              1995
                                 (UNAUDITED)  (UNAUDITED)

SALES                            $  342,000   $  286,100


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                          253,000      244,100
  Selling, General and
    Administrative Expenses          88,900       78,100

     Total Costs and Expenses       341,900      322,200


NET INCOME (LOSS) FROM
  OPERATIONS                            100      (36,100)


INTEREST AND OTHER INCOME             1,200        1,000

                                      1,300      (35,100)

OTHER DEDUCTIONS:
  Interest Expense                   18,200       22,900


NET (LOSS) FOR THE PERIOD        $  (16,900) $   (58,000)


NET (LOSS) PER SHARE             $    (.005) $      (.02)

Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                          3,483,678    3,483,678

                           DIONICS, INC.

                     STATEMENT OF CASH FLOWS



                                         Three Months Ended
                                               March 31,
                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                             $  (16,900)  $ (58,000)

  Adjustment to Reconcile Net (Loss)
    to Net Cash Used for Operating
    Activities:
      Depreciation and Amortization           7,300      17,100
      Deferred Compensation and
        Interest                             14,200      19,500
  Changes in Operating Assets and
    Liabilities:
      (Increase) Decrease in Accounts
        Receivable                          (17,600)     78,900
      (Increase) Decrease in Inventory      (16,600)    (25,100)
      (Increase) Decrease in Prepaid
        Expenses and Other Current
        Assets                                5,200       6,000
      (Increase) Decrease in Deposits
        and Other Assets                       (300)        500
      Increase (Decrease) in Accounts
        Payable                              16,300      (7,000)
      Increase (Decrease) in Accrued
        Expenses                             18,500       7,800

     Net Cash Provided by Operating
       Activities                            10,100      39,700

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                          (1,100)     (1,000)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of Equipment                      (2,400)        -0-

NET INCREASE IN CASH                          6,600      38,700

CASH - Beginning of Year                    147,000      84,900


CASH - End of Year                       $  153,600   $ 123,600

                           DIONICS, INC.

                  NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1996


NOTE 1 -  INVENTORY:

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                               March 31,      December 31,
                                   1996          1995
                               (Unaudited)    (Unaudited)
          Finished Goods       $ 26,400       $ 25,200

          Work-in-Process       248,000        236,900

          Raw Materials          52,600         50,300

          Manufacturing
               Supplies          43,700         41,700



             Total             $370,700       $354,100


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

The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1995 the cash surrender value on the existing policy approxi-mated $4,100 and is included in other assets.

                          DIONICS, INC.

                  NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1996



NOTE 3 -  LOANS PAYABLE - APPLE BANK:

Effective as of January 31, 1994, the Company and Apple Bank for Savings (the "Bank") entered into a restruc-turing Agreement whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the "Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990 Loans"). Pursuant to the Restructuring Agreement.

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

                          MARCH 31, 1996




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

                          MARCH 31, 1996




NOTE 3 -  LOANS PAYABLE - APPLE BANK (CONTINUED)

All the Company's Assets are pledged to the foregoing loans.

In September 1994, the Company was advised that the foregoing loans were purchased form the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation


A.   LIQUIDITY AND CAPITAL RESOURCES


     Effective January 31, 1994, the Company signed a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," which successfully completed negotiations regarding the complete restructuring of its debts with Apple Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing default status. With the signing of this new Agreement, the previous default condition was thus cured, an amount of $376,146.59 in past due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company.

     Also, as of December 31, 1995, the Company had fully met certain financial performance standards called for in the same Agreement, qualifying it for additional Forgiveness of both $167,500 of Debt plus $45,000 of Deferred Interest, for a total of $213,300. Although the actual Forgiveness is due to be granted on the "Interim Maturity Date" (January 31, 1999) as called out in the Agreement, the Company has, in the interests of more clearly describing its over-all debt situation, decided to adopt those changes in its current and future reports. See
Note 3 to the Financial Statement for a description of the Restructuring Agreement. (In September of 1994, the Company was advised that the above loans had been purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     The above Agreement, plus certain other favorable Accounts Payable settlements, have provided the Company with some measure of relief in its debt servicing requirements. As of March 31, 1996 the Company's ratio of Current Assets to Current Liabilities is 4.73, improved from 4.38 at March 31, 1995 and 1.67 at March 31, 1994. To the extent that this ratio is indicative of near-term financial strength, the above improvements may be considered a very positive sign for the Company.

     Management has continued its search for additional Working Capital with which to provide growth momentum for the Company. There are several on-going contacts with potential lenders or acquirors, although no assurance can be given of any successful outcomes. Temporarily, at least, the Company is able to support its operations while striving to convert them to a positive cash flow basis. Working Capital at March 31, 1996 was $595,400 as compared to $484,900 at March 31, 1995 and $188,900 at March 31, 1994.

B.   RESULTS OF OPERATIONS


     Sales in the First Quarter of 1996 rose approximately 20% to $342,600 as compared to $286,100 in the First Quarter of 1995 and $243,000 in the First Quarter of 1994. The Gross Profit Margin in the First Quarter of 1996 rose to 26% as compared to 14.7% in the First Quarter of 1995 and 5.1% in the First Quarter of 1994. These results reflect a favorable combination of increasing customer sales against a background of many largely fixed costs.

     Selling, General and Administrative Expenses, while almost constant in dollar terms, fell to 26% of Sales volume, as compared to 27.3% in the First Quarter of 1995 and 31.2% in the First Quarter of 1994. Here, too, the ratio shows improvement because of rising Sales volume and largely fixed SG & A expenses.

     As a result of the above, the Company showed a small $100 Net Income from Operations in the First Quarter of 1996, as compared to a Loss from Operations of $36,100 in the First Quarter of 1995 and a Loss from Operations of $63,500 in the First Quarter of 1994. While the Net Income from Operations in the current period is admittedly small, it grows in significance when compared to the Losses registered in the same period of previous years.

     Interest Expenses were $18,200 in the First Quarter of 1996 as compared to $22,900 in the First Quarter of 1995 and $10,700 in the First Quarter of 1994. The year-to-year reduction in the current period stems from specific terms outlined in the Debt Restructuring Agreement, while Interest Expenses in the First Quarter of 1994 involved a shortened interest period at the commencement of that same Agreement.

     For the First Quarter of 1996 the Company registered a Net
Loss of $16,900 reduced from a Net Loss of $58,000 in the same period last year and a Net Loss of $73,600 in the First Quarter of 1994.

     In recent years the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; and currently unprofitable operations. With the 1993 sale of one of its two buildings and the successful negotiation of the subsequent Debt Restructuring Agreement, the first problem area has been put onto a manageable basis. The Company is no longer in default and is able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company has even been able to further reduce that debt, along with certain interest charges, by meeting particular financial performance standards for 1994 and 1995, as called out in that Agreement.

     Concerning its second major problem area, the need for currently profitable operations, the Company has done a remarkable job of both surviving with little or no working capital yet also making slow but steady progress toward reaching profitability. While cost-reduction efforts have helped to keep the Company alive, they are not able to generate the sales growth needed for earnings. The Company must continue to stimulate greater use of its Photovoltaic MOSFET-driver and Solid State Relay product lines, as well as other new and mature products. Management is determined to continue pursuing the goal of increased market awareness of our numerous products and hopes to succeed in this challenge as it has in the debt resolution challenge. Risks of failure persist, of course, but the Company has at least taken several steps back from the brink, and is continuing to move steadily, if slowly, in the right direction.

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

               None


Item 5.        Other Information

               None


Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits. There are no exhibits applicable to this Form 10-QSB.


               (b)  Reports on Form 8-K.  Listed below are
                    Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended
                    March 31, 1996:

                    None

                            SIGNATURES


          In accordance with the requirements of the Exchange
Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   DIONICS, INC.
                                   (Registrant)



Dated: May 13, 1996                By: /s/Bernard Kravitz
                                       Bernard Kravitz,
                                       President


Dated: May 13, 1996                By: /s/Bernard Kravitz
                                       Bernard Kravitz,
                                       Principal Financial
                                       Officer