Form 10QSB
period 1996-06-30
DIONICS INC
filed 1996-08-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1996

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

              Common, $.01 par value per share: 3,683,678
                   outstanding as of August 1, 1996
                 (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                    Period Ended June 30, 1996



     Item                                         Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                                  3

     Condensed Balance Sheet                                4

     Condensed Statement of Operations                      6

     Statement of Cash Flows                                8

     Notes to Financial Statements                          9


     Item 2 - Management's Discussion and
         Analysis or Plan of Operation                      13

                           DIONICS, INC.

                           JUNE 30, 1996





     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the result of operations for the periods being reported. Additionally, if should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

     The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ended December 31, 1996.

     These condensed statements should be read in conjunction with the company's financial statements for the year ended December 31, 1995.

                           DIONICS, INC.

                     CONDENSED BALANCE SHEETS


                                        June 30,     December 31,
                                         1996           1995
(Unaudited)  (Unaudited)
     A S S E T S

CURRENT ASSETS:
  Cash                                  $180,600      $147,000
  Accounts Receivable - Trade
    (Less Estimated Doubtful
    Accounts of $5,000 in 1996
    and $5,000 in 1995) Note 3           195,700       187,400
  Inventory - Notes 1 and 3              385,400       354,100
  Prepaid Expenses and Other-
    Current Assets                        18,700        30,900

     Total Current Assets                780,400       719,400



PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    (At Cost Less Accumulated
      Depreciation of
      $1,608,900 in 1996 and
      $1,594,200 in 1995)                 77,400        89,700



DEPOSITS AND OTHER ASSETS -
  Note 2                                  25,800        26,800


     Total                              $883,600      $835,900


                           DIONICS, INC.

                     CONDENSED BALANCE SHEETS

                                    June 30,      December 31,
                                    1996          1995
                                    (Unaudited)   (Unaudited)
     L I A B I L I T I E S


CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                  $     27,900  $     36,900
  Accounts Payable                         64,600        48,700
  Accrued Expenses                         61,700        48,200

     Total Current Liabilities            154,200       133,800


Deferred Compensation Payable -
  (Note 2)                                414,500       386,100
Long-Term Debt Less Current -
  Maturities - (Note 3)                   844,200       843,300

     Total Liabilities                  1,412,900     1,363,200


CONTINGENCIES AND COMMENTS

     SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,648,222 Shares in
    1996 and 3,648,222 in 1995             36,400        36,400

Additional Paid-in Capital              1,522,800     1,522,800
(Deficit)                              (1,867,900)   (1,865,900)

                                         (308,700)     (306,700)
Less: Treasury Stock at Cost
  164,544 Shares in 1996 and
  164,544 Shares in 1995                 (220,600)     (220,600)

     Total Shareholder's Equity
       (Deficit)                         (529,300)     (527,300)

          Total                      $    883,600  $    835,900

                        DIONICS, INC.

                CONDENSED STATEMENTS OF OPERATIONS



                                   Three Months Ended June 30,
                                   1996            1995
                                   (UNAUDITED)     (UNAUDITED)

SALES                              $  342,800      $  318,800


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                            233,200         209,600
  Selling, General and
    Administrative Expenses            77,800          75,500

     Total Costs and Expenses         311,000         285,100


NET INCOME FROM OPERATIONS             31,800          33,700


INTEREST AND OTHER INCOME               1,200           1,100

                                       33,000          34,800

OTHER DEDUCTIONS:
  Interest Expense                     18,100          22,900


NET INCOME FOR THE PERIOD          $   14,900      $   11,900


NET INCOME PER SHARE               $     .004      $     .003

Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                            3,483,678       3,483,678

                           DIONICS, INC.

                CONDENSED STATEMENTS OF OPERATIONS





                                     Six Months Ended June 30,
                                       1996            1995
                                    (UNAUDITED)     (UNAUDITED)

SALES                               $ 684,800       $ 604,900

COSTS AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                            486,200         453,700
  Selling, General and
    Administrative Expenses           166,700         153,600

     Total Costs and Expenses         652,900         607,300


NET INCOME (LOSS) FROM OPERATIONS      31,900          (2,400)

INTEREST AND OTHER INCOME               2,400           2,100

                                       34,300            (300)

OTHER DEDUCTIONS:
  Interest Expense                     36,300          45,800


NET (LOSS) FOR THE PERIOD           $  (2,000)      $ (46,100)


NET (LOSS) PER SHARE                $  (.0006)      $   (.013)



Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                            3,483,678       3,483,678


                           DIONICS, INC.

                      STATEMENT OF CASH FLOWS


                                            Six Months Ended
                                               June 30,
                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                             $   (2,000)  $ (46,100)

  Adjustment to Reconcile Net (Loss)
    to Net Cash Used for Operating
    Activities:
      Depreciation and Amortization          14,700      34,100
      Deferred Compensation and
        Related Interest                     28,400      39,100
  Changes in Operating Assets and
    Liabilities:
      (Increase) Decrease in Accounts
        Receivable                           (8,300)     23,600
      (Increase) Decrease in Inventory      (31,300)    (66,300)
      (Increase) Decrease in Prepaid
        Expenses and Other Current
        Assets                               12,200      12,000
      (Increase) Decrease in Deposits
        and Other Assets                      1,000       1,000
      Increase (Decrease) in Accounts
        Payable                              15,900     (21,800)
      Increase (Decrease) in Accrued
        Expenses                             13,500      (2,100)

     Net Cash Provided by (Used)
       Operating Activities                  44,100     (26,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                          (8,100)     (2,100)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of Equipment                      (2,400)        -0-

NET INCREASE (DECREASE) IN CASH              33,600     (28,600)

CASH - Beginning of Period                  147,000      84,900

CASH - End of Period                     $  180,600   $  56,300

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1996


NOTE 1 -  INVENTORY:

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                  June 30,   December 31,
                                   1996          1995
                                (Unaudited)   (Unaudited)
          Finished Goods        $ 27,400      $ 25,200

          Work-in-Process        257,800       236,900

          Raw Materials           54,700        50,300

          Manufacturing
               Supplies           45,500        41,700



             Total              $385,400      $354,100


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

The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1995 the cash surrender value on the existing policy approximated $4,100 and is included in other assets.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1996



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

The new $415,00 Mortgage Loan ("Mortgage Loan B") has a five-year term and carries an annual interest rate of 7.5 percent. For the first two years of Mortgage Loan B, the Company is obligated to make payments of interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of $1,921.30, which began in April 1996, towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1996




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

                           JUNE 30, 1996



NOTE 3 -  LOANS PAYABLE - APPLE BANK (CONTINUED)



All the Company's Assets are pledged to the foregoing loans.

In September 1994, the Company was advised that the foregoing loans were purchased form the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation


A.   LIQUIDITY AND CAPITAL RESOURCES

     Effective January 31, 1994, the Company signed a "RESTRUCTURING AGREEMENT" between DIONICS, INC. and APPLE BANK FOR SAVINGS," which successfully completed negotiations for a complete restructuring of all its debts with Apple Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing default status. With the signing of this new Agreement, the previous default condition was thus cured, an amount of $376,146.59 in past due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company.

     Also, as of December 31, 1995, the Company had fully met certain financial performance standards called for in the same Agreement, qualifying it for additional Forgiveness of both $167,500 of Debt plus $45,000 of Deferred Interest, for a total of $213,000. Although the actual Forgiveness is due to be granted on the "Interim Maturity Date" (January 31, 1999) as called out in the Agreement, the Company has, in the interests of more clearly describing its over-all debt situation, decided to adopt those changes in its current and future reports. See Note 3 to the
Financial Statement for a description of the Restructuring Agreement.   (In
September of 1994, the Company was advised that the above loans had been purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     The above Agreement, plus favorable settlements of several Accounts Payable, have provided the Company with some measure of relief in its debt servicing requirements. As of June 30, 1996 the Company's ratio of Current Assets to Current Liabilities is 5.06, down slightly from 5.54 at June 30, 1995 and considerably improved from 1.83 at June 30, 1994. To the extent that this ratio is indicative of near-term financial strength, the more current levels may be considered a very positive sign for the Company.

     Management has continued its search for additional Working Capital with which to provide growth momentum for the Company. There are several on-going contacts with potential lenders or acquirors, although no assurance can be given of any successful outcomes. Temporarily, at least, the Company is able to support its operations while striving to convert them to a positive cash flow basis. Working Capital at June 30, 1996 was $626,200 as compared to $533,900 at June 30, 1995 and $245,500 at June 30,
1994.

B.   RESULTS OF OPERATIONS

     Sales in the Second Quarter of 1996 were $342,800, up 7.5 percent from the $318,800 achieved in the same period last year and essentially unchanged from the $342,600 level achieved in the First Quarter of this year.

     The Gross Profit Margin in the Second Quarter of 1996 was 32 percent, as compared to 34 percent in the same period last year and 26 percent in the First Quarter of 1996. The slight drop in the current period is attributed to one-time start-up costs related to certain new product developments.

     Selling, General and Administrative Expenses in the Second Quarter of 1996 were $77,800, or 22.7 percent of Sales, as compared to $75,500, or
23.7 percent of Sales in the same period last year. Selling, General and Administrative Expenses in the current period were also down from $88,900, or 26 percent of Sales, in the First Quarter of 1996.

     The Company showed a Net Profit from Operations of $31,800 in the Second Quarter of 1996, as compared to $33,700 in the same period last year, but up substantially from the $100 level of the First Quarter of 1996. The improvement in the consecutive quarter comparison stems from a more favorable mix of product sales in the later period.

     Interest Expenses in the Second Quarter of 1996 were $18,100 as compared to $22,900 in the same period last year, and $18,200 in the First Quarter of 1996. The decrease in Interest Expenses in the 1996 periods derive from more favorable treatment of the Company's debt as outlined in the Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings, dated January 31, 1994.

     The Company showed a Net Profit of $14,900 for the Second Quarter of 1996 as compared to $11,900 in the same period last year, and improved from a Net Loss of $16,900 in the First Quarter of 1996. The improvement in the consecutive quarter performance stems from a more favorable mix of products being sold in the later period.

     For the First Half of 1996, the Company saw its Sales level increase 13 percent from the First Half of 1995, rising to $684,800 in 1996 from $604,900 in 1995. The Gross Profit Margin also improved, rising to 29 percent in the First Half of 1996 from 25 percent in the First Half of 1995. The Company showed a Net Income from Operations of $31,900 in the First Half of 1996 as compared to a Net Loss from Operations of $2,400 in the First Half of 1995. Interest Expenses decreased to $36,300 in the First Half of 1996 as compared to $45,800 in the First Half of 1995. As a result of the above, the Company showed a Net Loss of only $2,000 in the First Half of 1996 as compared to a Net Loss of $46,100 in the First Half of 1995.

     In recent years, the Company has been striving to correct its two basic problems: one, past debts, primarily to the Bank; and two, currently unprofitable operations. With the 1993 sale of one of its two buildings and the successful negotiation of the subsequent Debt Restructuring Agreement, the first problem area has been put onto a manageable basis. The Company is no longer in default and is able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company has even been able to further reduce that debt, along with certain interest charges, by meeting particular financial performance standards for 1994 and 1995, as called out in that Agreement.

     Concerning its second major problem area, the need for currently profitable operations, the Company has done a remarkable job of both surviving with little or no working capital yet also making slow but steady progress toward reaching that profitability. While cost reduction efforts have helped to keep the Company alive, they were not able to provide the Sales growth needed for earnings. The Company must continue to stimulate greater market use of its Photovoltaic MOSFET-drivers and Solid State Relays as well as other new and mature products. These have all combined recently to help boost Sales volume by 13 percent in the First Six-months of 1996, with the result that the Company is on the verge of "break-even." Management is determined to continue pursuing further increases in sales of our numerous products, and hopes to succeed in this challenge as it has in the debt-resolution challenge. Risks of failure persist, of course, but the Company has at least taken several meaningful steps back from the brink, and is continuing to move steadily, if slowly, in the right direction.

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


          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1996:

               None

                            SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   DIONICS, INC.
                                   (Registrant)



Dated: August 13, 1996             By: /s/Bernard Kravitz
                                       Bernard Kravitz,
                                       President


Dated: August 13, 1996             By: /s/Bernard Kravitz
                                       Bernard Kravitz,
                                       Principal Financial
                                       Officer