Form 10QSB
period 1996-09-30
DIONICS INC
filed 1996-11-12
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1996

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

              Common, $.01 par value per share: 3,683,678
                  outstanding as of November 1, 1996
                 (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                  Period Ended September 30, 1996



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

                        SEPTEMBER 30, 1996


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

          The results  of  operations  for the nine months ended September

30, 1996 are not necessarily indicative  of  the  results of operations for the full fiscal year ended December 31, 1996.

          These condensed statements should be read in conjunction with the

Company's financial statements for the year ended December 31, 1995.

                           DIONICS, INC.

                      COMBINED BALANCE SHEET



                                   September 30,  December 31,
                                   1996           1995
                                   (Unaudited)    (Unaudited)

A S S E T S


CURRENT ASSETS:
  Cash                             $208,000       $147,000
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $5,000 in 1996
    and $5,000 in 1995) Note 3      214,600        187,400
  Inventory - Notes 1 and 3         380,400        354,100
  Prepaid Expenses and Other-
    Current Assets                   20,400         30,900

     Total Current Assets           823,400        719,400


PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    At Cost Less Accumulated
      Depreciation of
      $1,616,300 in 1996 and
      $1,594,200 in 1995             70,100         89,700



DEPOSITS AND OTHER ASSETS -
  Note 2                             25,200         26,800


     Total                         $918,700       $835,900

                           DIONICS, INC.

                      COMBINED BALANCE SHEET


                                   September 30,  December 31,
                                   1996           1995
                                   (Unaudited)    (Unaudited)

L I A B I L I T I E S


CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                $   27,900     $   36,900
  Accounts Payable                     77,100         48,700
  Accrued Expenses                     48,400         48,200

     Total Current Liabilities        153,400        133,800


Deferred Compensation Payable -
  (Note 2)                            428,700        386,100
Long-Term Debt Less Current -
  Maturities - (Note 3)               837,200        843,300

     Total Liabilities              1,419,300      1,363,200

CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY


Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,648,222 Shares in
    1996 and 3,648,222 in 1995         36,400         36,400

Additional Paid-in Capital          1,522,800      1,522,800
(Deficit)                          (1,839,200)    (1,865,900)

                                     (280,000)      (306,700)
Less: Treasury Stock at Cost
  164,544 Shares in 1996 and
  164,544 Shares in 1995             (220,600)      (220,600)

     Total Shareholder's Equity
       (Deficit)                     (500,600)      (527,300)

          Total                    $  918,700     $  835,900

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS


                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                      1996            1995
                                   (UNAUDITED)    (UNAUDITED)

SALES                              $  419,800     $  341,300


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                            298,000        255,900
  Selling, General and
    Administrative Expenses            76,200         72,100

     Total Costs and Expenses         374,200        328,000

NET INCOME FROM OPERATIONS             45,600         13,300

INTEREST AND OTHER INCOME               1,200            900

                                       46,800         14,200

OTHER DEDUCTIONS:
  Interest Expenses                    18,100         23,700


NET INCOME (LOSS) FOR THE PERIOD   $   28,700     $   (9,500)


NET INCOME (LOSS) PER SHARE        $     .008     $    (.003)


Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                            3,483,678      3,483,678

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS



                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                       1996           1995
                                   (UNAUDITED)    (UNAUDITED)


SALES                              $1,104,600     $  946,200


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                            784,200        709,600
  Selling, General and
    Administrative Expenses           242,900        225,700

     Total Costs and Expenses       1,027,100        935,300


NET INCOME FROM OPERATIONS             77,500         10,900

INTEREST AND OTHER INCOME               3,600          3,000

                                       81,100         13,900
OTHER DEDUCTIONS:
  Interest Expenses                    54,400         69,500


NET INCOME (LOSS) FOR THE
  PERIOD                           $   26,700     $  (55,600)


NET INCOME (LOSS) PER SHARE        $     .008     $    (.016)


Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  (Loss)                            3,483,678      3,483,678

                           DIONICS, INC.

                      STATEMENT OF CASH FLOWS

           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                            1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $ 26,700   $ (55,600)
  Adjustment to Reconcile Net Income
    (Loss) to Net Cash Used for
    Operating Activities:
      Depreciation and Amortization           22,000      51,100
      Deferred Compensation and
        Related Interest                      42,600      58,700
  Changes in Operating Assets and
    Liabilities:
      (Increase) Decrease in Accounts
        Receivable                           (27,200)     48,000
      (Increase) Decrease in Inventory       (26,300)    (76,400)
      (Increase) Decrease in Prepaid
        Expenses and Other Current Assets     10,500      12,700
      (Increase) Decrease in Deposits and
        Other Assets                           1,600       1,600
      Increase (Decrease) in Accounts
        Payable                               28,400     (11,600)
      Increase (Decrease) in Accrued
        Expenses                                 200     (23,600)

     Net Cash provided from Operating
       Activities                             78,500       4,900
CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Repayment of Debt                          (15,100)     (3,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                       (2,400)        -0-


NET INCREASE (DECREASE) IN CASH               61,000       1,700

CASH - Beginning of Period                   147,000      84,900

CASH - End of Period                        $208,000   $  86,600

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996


NOTE 1 -  INVENTORY:

          Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs ona first-in, first-out basis) or market, and arecomprised of the following:

                                   September 30,  December 31,
                                   1996           1995
                                   (Unaudited)    (Unaudited)

          Finished Goods           $ 24,000       $ 25,200

          Work-in-Process           250,800        236,900

          Raw Materials              59,700         50,300

          Manufacturing
               Supplies              45,900         41,700



             Total                 $380,400       $354,100



NOTE 2 -  DEFERRED COMPENSATION PAYABLE:

          In 1987 the company entered into an agreement with itschief executive officer which provided for payments tohim commencing with the year in which he reaches theage65, provided that the officer does not voluntarilyterminate his employment prior to attaining age 65.Suchagreement further provides that in the event ofdeath or if the company terminates the employment ofthe officer prior to age 65 such payments are tocommence during the month subsequent to such event.

          The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fundthe death benefits described above. At December 31,1995 the cash surrender value on the existing policyapproximated $4,100 and is included in other assets.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996


NOTE 3 -  LOANS PAYABLE - APPLE BANK:

Effective as of January 31, 1994, the Company and AppleBank for Savings (the "Bank") entered into a restruc-turing Agreement whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the "Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990 Loans"). Pursuant to the Restructuring Agreement.

    A. The bank has forgiven $376,146.59 of accrued and unpaid interest stemming from the Original Mortgage and the 1990 Loans.

    B.  The 1990 Loans have been replaced by a newterm  loan  in the  principal amount of $283,850, ("TermLoan A") structured over two five-
year periods.   Duringthe  first  five-year  period,  the  Company will pay interest only, computed at an annual rate of 6.0percent. Of that amount, only one-third (2.0 percent)will be payable monthly, with the remainder accruing and becoming part of unpaid principal at the end of that period. During the second five-year period, the balance due will be repaid over 60 equal monthlyinstallments, plus interest at Prime plus two percenton the unpaid balance.

   C. The remaining balance of $750,000 outstanding on the Original Mortgage Loan has been replaced by a new $415,000 Mortgage Loan plus two additional Term
Loans of $167,500 each.  These are treated as follows:

The new $415,00 Mortgage Loan ("Mortgage Loan B") has a five-year term and carries an annual interest rate of7.5 percent.
For the first two years of Mortgage Loan B, the Company is obligated to make payments of interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of$1,921.30 which began in April 1996, towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996

NOTE 3 -  LOANS PAYABLE - APPLE BANK - (Continued)

The  first  new  Term  Loan   ("Term  Loan  C") stemming  from the
Original Mortgage has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850 Term Loan A described in Paragraph B above.

The second new Term Loan ("Term Loan D") stemming from the Original Mortgage also has a face amount of $167,500, but carries an annual interest rate of 4.0percent, none of which is payable during the initial five-year period. This interest will accrue and will be added to the principal at the end of the first five-year period. The new total balance due will be repaid over the second five-year period with 60 equal monthly installments plus interest of Prime plus two percent on the unpaid balance.

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

   E. Having met, in 1994 and 1995, certain particular financial performance standards as calledfor in the January 3, 1994 Debt Restructuring Agreement, the Company has qualified in full for the Forgiveness of specific elements of its debt. While according to the terms of the Agreement, the actual forgiveness is due to be formally granted on "the interim Maturity Date" (Jan. 31, 1999), the Company has, in the interests of more accurately describing its over-all debt situation, decided to adopt those changes in its current and future reports. The forgiveness will cover all of the principal and accrued interest on Term Loan D and all of the accrued interest on both Term Loans A and C, as more fully described in the above-referenced Debt Restructuring Agreement.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996


NOTE 3 -  LOANS PAYABLE - APPLE BANK (CONTINUED)

    All the Company's Assets are pledged to the foregoing loans.

    In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation


A.   LIQUIDITY AND CAPITAL RESOURCES

     Effective January 31, 1994, the Company signed a "RESTRUCTURING AGREEMENT" between DIONICS, INC. and APPLE BANK FOR SAVINGS," which successfully completed negotiations for a total restructuring of all its debts with Apple Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing default status. With the signing of this new Agreement, the previous default condition was thus cured, an amount of $376,146.59 in past due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company.

     Also, as of December 31, 1995, the Company had fully met certain financial performance standards called for in that same Agreement, thus qualifying for additional Forgiveness of both $167,500 of Debt and $45,000 of Deferred Interest, for a total of $213,000. Although the actual Forgiveness is due to be granted on the "Interim Maturity Date" (January 31, 1999) as called out in the Agreement, the Company has, in the interests of more clearly describing its over-all debt situation, decided to adopt those changes in its current and future reports. See Note 3 to the Financial Statement for a description of the Restructuring Agreement. (In September of 1994, the Company was advised that the above loans had been purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     The above Agreement, plus favorable settlements of several other large Accounts Payable, have provided the Company with some measure of relief in its debt servicing requirements. As of September 30, 1996 the Company's ratio of Current Assets to Current Liabilities is 5.37, down slightly from
6.34 at September 30, 1995 but improved from 4.52 at September 30, 1994. To the extent that this ratio is indicative of near-term financial strength, these recently elevated levels may be considered a very positive sign for the Company.

     Management has continued its search for additional Working Capital with which to provide growth momentum for the Company. There are several on-going contacts with potential sources, although no assurance can be given of any successful outcomes. The Company is currently able to support its operations while striving to convert them to a more strongly positive cash flow basis. Working Capital at September 30, 1996 was $670,000 as compared to $561,600 at September 30, 1995 and $505,800 at September 30, 1994.

B.   RESULTS OF OPERATIONS

     Sales in the Third Quarter of 1996 were $419,800, up 23 percent from the $341,300 achieved in the same period last year, and up 22.5 percent from the $342,800 level achieved in the Second Quarter of this year.

     The Gross Profit Margin in the Third Quarter of 1996 was 29 percent, as compared to 25 percent in the same period last year and 31 percent in the Second Quarter of 1996. The recent increases are primarily attributed to efficiency advantages of scale related to sales volume improvements.

     Selling, General and Administrative Expenses in the Third Quarter of 1996 were $76,200, or 18 percent of Sales, as compared to $72,100, or 21 percent of Sales in the same period last year. Selling, General and Administrative Expenses in the current period were also down slightly from $77,800, or 22.7 percent of Sales, in the Second Quarter of 1996.

     The Company showed a Profit from Operations of $45,600 in the Third Quarter of 1996, as compared to a Profit from Operations of $13,300 in the same period last year, and up further from the $31,800 level of the Second Quarter of 1996. The improvement in the consecutive-quarter comparison stems from both increased sales volume and a more favorable mix of products sold in the later period.

     Interest Expenses in the Third Quarter of 1996 were $18,100 as compared to $23,700 in the same period last year, and $18,100 in the Second Quarter of 1996. The decrease in Interest Expenses in the 1996 periods derive from more favorable treatment of the Company's debt as outlined in the Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings, dated January 31, 1994.

     The Company showed a Net Profit of $28,700 for the Third Quarter of 1996 as compared to a Net Loss of $9,500 in the same period last year, and further improved from a Net Profit of $14,900 in the Second Quarter of 1996. The improvement in the consecutive-quarter performance stems from a more favorable mix of products being sold in the later period, and the efficiency benefits from increased volume.

     For the Nine-Months of 1996, the  Company saw its Sales level increase
16.7 percent from the Nine-Months of 1995, rising to $1,104,600 in 1996 from $946,200 in 1995. The Gross Profit Margin also improved, rising to 29 percent in the Nine-Months of 1996 from 25 percent in the Nine-Months of 1995. The Company showed a Profit from Operations of $77,500 in the Nine-Months of 1996 as compared to a Profit from Operations of $10,900 in the Nine-Months of 1995. Interest Expenses decreased to $54,400 in the Nine-Months of 1996 as compared to $69,500 in the Nine-Months of 1995.

     As a result of the above, the Company showed a Net Profit of $26,700 in the Nine-Months of 1996 as compared to a Net Loss of $55,600 in the Nine-Months of 1995.

     In recent years, the Company has been striving to correct its two basic problems: one, past debts, primarily to the Bank; and two, currently unprofitable operations. With the 1993 sale of one of its two buildings and the successful negotiation of the subsequent Debt Restructuring Agreement, the first problem area has been put onto a manageable basis. The Company is no longer in default and is able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company has even been able to further reduce that debt, along with certain interest charges, by meeting particular financial performance standards for 1994 and 1995, as called out in that Debt Restructuring Agreement.

     Concerning its second major problem area, the need for currently profitable operations, the Company has both survived during a period of little or no working capital yet also made slow but steady progress toward reaching its goal of profitability. While its cost-reduction efforts have clearly helped to keep the Company alive, they were not able to provide the Sales growth needed for earnings. To increase Sales, the Company must continue to stimulate greater market use of its Photovoltaic MOSFET-drivers and Solid State Relays, as well as other new and mature products. These products have all combined recently to help boost Sales volume by 16.7 percent in the Nine-Months of 1996, with the result that the Company is now showing a Net Profit. It may now be reasonably assumed that 1996 will be the first profitable full-year the Company will experience in the last decade. Management is determined to continue pursuing further sales increases of our numerous products, and hopes to succeed in this challenge as it has in the debt-resolution challenge. Risks of failure persist, of course, but it should also be noted that the Company has recently taken a number of significant steps back from the brink, and is continuing to move steadily, if slowly, in the right direction.

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


          (b)  Reports on Form  8-K.   Listed  below are Current Reports on
               Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1996:

               None

                            SIGNATURES


           In  accordance  with the requirements of the Exchange  Act,  the
Registrant  caused  this  Report   to  be  signed  on  its  behalf  by  the
undersigned, thereunto duly authorized.





                                   DIONICS, INC.
                                   (Registrant)



Dated: November 11, 1996           By:  /s/Bernard Kravitz
                                        Bernard Kravitz,
                                        President


Dated: November 11, 1996           By:  /s/Bernard Kravitz
                                        Bernard Kravitz,
                                        Principal Financial Officer