Form 10KSB
period 1996-12-31
DIONICS INC
filed 1997-03-26
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 1996

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

State Issuer's revenues for its most recent fiscal year:  $1,521,600.

As of March 13, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,239,441 shares) was approximately $629,843. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 13, 1997 was 3,683,678 (excluding 164,544 treasury shares).

                  Documents Incorporated by Reference:  None

                              PART I

Item 1.   Description of Business.

     (a)  Business Development.

     Dionics, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Delaware on December 19, 1968 as a general business corporation. On March 8, 1974, the Company formed Dionics International, Inc. as its wholly owned subsidiary under the laws of the State of New York as a general business corporation and as a Domestic International Sales Corporation (D.I.S.C.) under the applicable provisions of the Internal Revenue Code. The status of such wholly owned subsidiary as a D.I.S.C. corporation terminated pursuant to the applicable provisions of the Tax Reform Act of 1984. During fiscal 1987, such subsidiary was dissolved.

     The Company has never been in bankruptcy, receivership or any similar proceeding.

     The Company has never been involved in any material reclassification, merger or consolidation.

     There have been no material changes in the mode of conducting the business of the Company.

     (b)  Business of Issuer.

     The Company designs, manufactures and sells silicon semi-conductor electronic products, as individual discrete components, as multi-component integrated circuits and as multi-component hybrid circuits.

     (i) The individual discrete components are predominantly transistors, diodes and capacitors, intended for use in miniature circuit assemblies called "hybrid micro-circuits". In order to facilitate their being easily assembled into the "hybrid" circuits products by its customers, these products are supplied by the Company in un-wired unencapsulated microscopic chip form. A variety of such components is supplied by the Company, some as "standard" products which it offers to the industry at large, and other as special or custom-tailored products which it manufactures to certain specific electronic requirements of an individual customer.

     Due to the rapidly changing needs of the marketplace, there are continual shifts in popularity among the various chip components offered by the Company. Within the year, and from year to year, a largely random variation in the needs of its customers prevents any meaningful comparison among the many devices in this category. Taken as a whole, however, the category of discrete chip components for the hybrid circuit industry is one of the three main classes of products offered by the Company.

     A second main class of products offered by the Company is encapsulated, assembled, integrated circuits for use in electronic digital display functions. Due to unusual and proprietary technology, the Company is able to produce high-voltage integrated circuits higher than the average available in the industry. These are designed for specific high-voltage applications involved in digital displays based on gas-discharge or vacuum fluorescence.

     For the most part, the Company's sales in this category of product are standard circuits, designed by the Company, and offered to the industry at large. In some instances, customer-designed circuits are produced and sold only to the sponsoring customer, with specific electrical performance needed by that customer.

     The third main class of products offered by the Company is a range of hybrid circuits that function as opto-isolated MOSFET drivers and custom Solid State Relays. Both of these incorporate a light emitting diode (LED) as the input and a dielectrically-isolated (DI) array of photo-voltaic diodes which, in response to the infra-red light input, generate a voltage as the output. MOSFET drivers, or ISO-GATES, as the Company has named them, are sold as a packaged combination of the LED and photo-voltaic chips. Custom Solid State Relays also add the MOSFET output devices in the same package along with certain other associated components.

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 1996.

     (ii) The Company has not invested any material amount of assets in, nor has it announced, any new major product line in any new industry segment.

     (iii) Raw materials essential to the business of the Company are readily available from many sources within the United States.

     (iv) The Company has had nine (9) United States patents issued to date. Each patent is for a 17-year duration. The earliest patent was granted in 1971 and the latest in 1990. Therefore, the expiration dates range from 1988 through 2007. Of those, the only material ones are those related to the Company's high-voltage integrated circuits and high speed MOSFET-drivers, the latter a relatively new product area for the Company.

     (v)  The business of the Company is not seasonal.

     (vi) Customers to whom, for the fiscal year ended December 31, 1996, sales were made equal to approximately 10% or more of the Company's sales:


                                        Approximate
                                        Percentage
                    Name                of Business

               Customer "A"                16.4%
               Customer "B"                 9.7%

     The actual names of the customers above referred to are not set forth since the identity of such substantial customers is a trade secret of the Company and deemed confidential. Disclosure of such names would be detrimental to the best interests of the Company and its investors and would adversely affect the Company's competitive position.

     The loss of any of the above customers would have a material adverse affect on the business of the Company.

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 1995 $251,000, and at December 31, 1996 $423,600. At March 15, 1997, such backlog had increased to $712,500.

     (viii) No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (ix) The Company competes with numerous other companies which design, manufacture and sell similar products. Some of these competitors have broader industry recognition, have financial resources substantially greater than the Company and have far more extensive facilities, larger sales forces and more established customer and supplier relationships than those which are available to the Company.

     Competition in the industry is principally based upon product performance and price. The Company's competitive position is based upon its evaluation of its products' superior performance and its general pricing structure which Management believes is favorable in its industry although the Company may suffer from price competition from larger competitors whose facilities and volume base enable them to produce a competitive product at a lower price.

     (x) The estimated dollar amount spent during each of the last three fiscal years on company-sponsored research and development activities, determined in accordance with generally accepted accounting principles are:

                         1994 -  $ 30,000
                         1995 -  $ 30,000
                         1996 -  $ 35,000

     The amounts spent during each of such years on customer-sponsored research activities are not material.

     (xi) Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the Company's capital expenditures, earnings or competitive position.

     (xii) The number of persons employed by the Company is 23. The Company's employees are not represented by unions and/or collective bargaining agreements.

Item 2.   Description of Property.

     The Company's executive offices are located at 65 Rushmore Street, Westbury, New York, which property is owned by the Company.

     The Company fully utilizes 65 Rushmore Street which presently houses all of the Company's manufacturing facilities, as well as all of its research, sales and management activities.

     In 1994, the Company sold adjoining property known as 73 Rushmore Street, Westbury, New York, which at the time of sale housed approximately 10% of the Company's manufacturing facilities. Since the sale of such property, all manufacturing facilities have been combined at 65 Rushmore Street.

     The Company believes that its present facilities at 65 Rushmore Street are adequate for current operations.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board and in the "pink sheets" promulgated by the National Quotation Bureau, Inc. Until July 31, 1989, the Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ). In addition from May 21, 1985 to February 3, 1989, the Common Stock of the Company was quoted on the NASDAQ National Market System.

     The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during 1995 and 1996 as reported by the National Quotation Bureau, Inc.

               Period                         Bid Prices

               1995                     High           Low
               First Quarter            .01            .001
               Second Quarter           .01            .005
               Third Quarter            .01            .005
               Fourth Quarter           .01            .001

               1996                     High           Low
               First Quarter            .02            .01
               Second Quarter           .02            .01
               Third Quarter            .0625          .01
               Fourth Quarter           .1875          .03125

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     (b)  Holders.

     As of March 13, 1997 there were approximately 525 record holders of the Company's Common Stock.

     (c)  Dividends.

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

A.   LIQUIDITY AND CAPITAL RESOURCES

     Continuing the trend of steady improvements over the recent past, the year-ended December 31, 1996 saw the Company cross over the break-even line and, for the first time in many years, finally achieve a Profit Before Extraordinary Items. While still a rather modest Profit, it does further enhance the Company's still-limited Liquidity and Capital Resources. The Company has been struggling back against the effects of numerous adverse conditions that began as far back as 1987 and, working only with its very limited, sometimes "negative" Working Capital, has both survived and now hopefully "turned the corner." Prospects for continued improvement are also promising, leading us to briefly review some recent, key financial events that helped bring the Company to this point.

     Effective January 31, 1994 the Company had signed a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," successfully completing negotiations for a total restructuring of all its debts with Apple Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing "default" status. With the signing of this new Agreement, the previous default condition was cured, an amount of $376,146.59 in past-due interest was forgiven, and numerous other favorable changes were made to the Company's debt and payment obligations.

     In addition to the above Agreement, by December 31, 1994 favorable settlements of several other large Accounts Payable debts had provided the Company with an additional $112,900 of Forgiveness of Indebtedness, further easing its debt obligations.

     By December 31, 1995, the Company had also fully met certain financial performance standards called for in the new Bank Agreement, thus qualifying for additional Forgiveness of both Debt and Deferred Interest for a total of $213,300. Although the actual Forgiveness is due to be granted on the "Interim Maturity Date" (January 31, 1999) as called out in the Agreement, the Company has, in the interests of more clearly describing its over-all debt situation, decided to adopt those changes in its 1995-and-future reports. See Note 3 to the Financial Statement for a more detailed description of the Restructuring Agreement. (In September of 1994 the above loans were purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     Although for 1996 the Company did generate considerable improvement in its financial conditions, it was nevertheless concluded by Management that the current expenditure of a significant portion of the Company's limited cash resources for fully-audited financial reports, from a completely independent accounting firm, would still be unwise. Instead, the Company utilized its non-independent, non-auditing accounting firm which performed a substantially upgraded Accountant's Review for this filing. It should be noted that their 1996 Accountant's REVIEW meets considerably higher quality reporting standards than did their 1995 Accountant's COMPILATION. The quality of the 1996 financial data was further enhanced through written confirmation of both Accounts Receivable & Accounts Payable, plus a sample-checking verification of Inventory.

     The Company's Cash account continued to increase during 1996 by $63,900 and its Total Current Assets rose from $719,400 at the end of 1995 to $874,500 at the end of 1996. Total Current Liabilities increased only slightly from $133,800 to $156,800, but the ratio of Current Assets to Current Liabilities still improved from 5.38 at the end of 1995 to 5.58 at the end of 1996. To the extent that this ratio is indicative of near-term financial strength, the above improved level may be considered a very positive sign for the Company.

     As a further result of the Company's slow but steady process of improvements during the last several years, it is now possible to point out both the reduction in its total Debt and the upgrading of its Net Worth.
At December 31, 1996, total Company debt, including Short-term and Long-term, has now been reduced to $858,100, an amount that includes a mortgage balance of $397,700. As recently as December 31, 1994 the Company's total debt had been $1,052,100. The Company also progressed from a negative Net Worth of $1,273,000 as far back as 1992, to a negative $730,300 in 1993, a negative $694,900 in 1994, a negative $527,300 in 1995 and now a negative $469,300 for 1996. Furthermore, it is interesting to note that if one calculates Net Worth by using the Company's real estate property at the estimated market-value instead of the greatly depreciated value on its books, then the Company's true Net Worth would be neutral or slightly positive.

     Management has been continuing its search for sources of additional working capital to provide additional growth momentum for the Company. Several contacts are active with potential lenders or acquirors, and it is believed that the continuing improvements in the Company's financial performance and Balance Sheet should enhance those efforts, although no assurance of success can be given. Temporarily, at least, the Company is well able to support its current operations, while making efforts to strengthen both their currently moderate profitability and positive cash flow results. Management is very encouraged by recent improvements in those directions.

     Working Capital also continued to improve further at December 31, 1996 to $717,700 from $585,600 at December 31, 1995 and $505,800 at December 31,
1994. The continuing positive trend in Working Capital reflects the continuing improvements in operations over the past several years and therefore, in summation, the Company's Liquidity has been substantially upgraded.

     Capital expenditures in 1995 and in 1996 were not at material levels, and for 1997 the Company expects similar results.

B.   RESULTS OF OPERATIONS

     Operating results for 1996 showed a 11.8 percent increase in Sales volume at $1,521,600, as compared to the $1,360,900 level of 1995 and the $1,311,500 level of 1994. This shows a continuing, possibly accelerating trend of sales increases, and now clearly defines an upward phase in the Company's recent turn-around.

     Perhaps of even more significance, for 1996 - and for the first time in many years - the Company showed a Net Profit Before Extraordinary Items of $56,000, as compared to Net Losses Before Extraordinary Items of $45,700 for 1995 and $77,500 for 1994. And, since there were no Extraordinary Items in 1996, the Company also showed a Net Profit For The Year of $56,000. This contrasts with 1995, when Extraordinary Items of $213,300 produced a Net Profit For The Year of $167,600 and 1994, when Extraordinary Items of $112,900 produced a Net Profit For The Year of $35,400. The ability to show a Net Profit without benefit of any Extraordinary Items is a sign that in 1996 the Company broke through another major barrier in its turn-around efforts.

     Benefiting from largely fixed manufacturing costs, the Gross Profit Margin for 1996 rose again to 31.3 percent as compared to 26.8 percent in 1995 and 25.2 percent in 1994. Selling, General & Administrative Expenses continued to gradually fall as a percent of Sales volume, reaching 22.9 percent in 1996 as compared to 23.6 percent in 1995 and 25.9 percent in 1994. The above-described small but steady improvements in both Gross Profit Margin and S,G & A Expenses reflect a continuing trend of cost reductions and productivity enhancements.

     Research & Development expenditures rose slightly to $35,000 in 1996 as compared to $30,000 in both 1995 and 1994. These levels reflect primarily the limited funds available for R & D, as well as a continuing emphasis on the sale of already existing products. The Company has numerous fully-developed products which it is trying to market more extensively, although it does engage in a limited amount of new product development. As the higher priority need for consistent profitability is met, the Company may devote more effort to R & D.

     Interest Expense for 1996 was $70,400 as compared to $92,800 in 1995 and $77,400 in 1994. Lower interest charges for the current year trace to the same terms in the Debt Restructuring Agreement that resulted in the 1995 Forgiveness of Deferred Interest.

     In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; and currently unprofitable operations. With the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem area was put onto a manageable basis. The Company is no longer in default and is able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. It has even been able to further reduce that debt, first by meeting certain financial performance standards in 1994 and 1995, and then through debt reduction payments which commenced in 1996.

     Concerning the second basic problem, a need for currently profitable operations, it was pointed out earlier that for 1996 the Company was finally able to show a Net Profit For The Year of $56,000. The successful completion of the Company's turn-around effort follows the remarkable job of both surviving with little or no working-capital and also managing to consistently make slow but steady improvements in financial performance. While earlier cost-reduction efforts were able to keep the Company alive, it was only the increase in Sales volume for 1996 that made a profit possible. The Company must now continue to stimulate still greater use of its MOSFET-driver and Solid State Relays product lines, as well as its other mature and newer products. Management is determined to continue pursuing the goals of further increasing sales and profits, requiring still greater market awareness of our numerous products. Management hopes to succeed in this challenge of fostering growth, as it has in the debt-resolution and profitability challenges. Risks of failure persist, of course, as they do in any commercial venture, but the Company has taken major steps back from the brink in what now appears to be an accelerating rate of progress.

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

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of  the Exchange Act.

     Identity of Directors:

                              Position and Offices     Director
Name                Age       with Company             Since

Bernard Kravitz     63        President, Secretary,    1969
                              Treasurer

Solomon Berkowitz   74        None(1)                  1975

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.


(1)  A partner in Ernest D. Loewenwarter & Co., Certified Public
     Accountants, which firm performs non-audit accounting services for Company.


     Identity of Executive Officers:

                                                       Officer
Name                Age       Position                 Since

Bernard Kravitz     63        President, Secretary,    1969
                              Treasurer

     The term of office for each officer is until the next annual meeting of directors. There are no arrangements or understandings between the Company's sole officer and any other persons pursuant to which he was selected as an officer.

     Identity of certain significant employees:

     The Company does not believe it has any significant employees as defined in Item 401, Regulation S-B.

     However, in the event that it shall be determined that the Company has such significant employees, then the response to this item would require disclosure of otherwise non-public corporate information, the disclosure of which would adversely affect the Company's competitive position.

     Family Relationships:

     None.

     Business Experience:

     (i) Bernard Kravitz has, for more than the past five years, been an officer and employee of the Company.

     (ii) Solomon Berkowitz is a certified public accountant and has, for more than the past five years, been a partner in the accounting firm of Ernest D. Loewenwarter & Co., which firm performs non-audit accounting services for the Company. During 1996, fees of $8,120 were paid to such firm.

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

     To the Company's knowledge, with respect to the year ended December 31, 1996, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1996, was an officer, director and greater than ten percent beneficial owner, were complied with.

Item 10.  Executive Compensation.

     Summary Compensation Table:

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 1996 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                    Summary Compensation Table

                         Annual
                         Compensation(1)

Name and Principal  Fiscal
Position            Year      Salary         Bonus

Bernard Kravitz,    1996      $97,400        $0
President           1995      $89,600        $0
                    1994      $82,200        $0

                         Long-Term
                         Compensation

                              Restricted     Shares
Name and Principal  Fiscal    Stock          Underlying
Position            Year      Awards         Options

Bernard Kravitz,    1996      $2,000(2)      0
President           1995      $0             0
                    1994      $0             0
_________________________

(1) Does not include matching contributions paid by the Company for Mr. Kravitz during 1994, 1995 and 1996 of $2,466, $2,910 and $3,638, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 1994, 1995 and 1996 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. (See subsections "Bonus and Deferred Compensation" and "Compensation pursuant to plans" elsewhere herein under Item 10).

(2) On July 1, 1996, the Company awarded to Mr. Kravitz a performance-related bonus of 200,000 shares of restricted stock. As required by regulations of the Securities and Exchange Commission, the amount shown in the table was calculated using the market price of the Company's unrestricted Common Stock on the date of the award. That price, $.01 per share, was reported by the OTC Bulletin Board on July 1, 1996 as the actual closing sales price. Further, as of December 31, 1996, the OTC Bulletin Board reported the actual closing sales price of the Common Stock to be $.17 per share. Although the restricted stock granted to Mr. Kravitz therefore had an apparent value of $34,000 as of December 31, 1996 (200,000 multiplied by $.17), it should be noted that those shares may not be offered for sale, and may neither be sold nor otherwise transferred except pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from such registration requirement.

     Bonuses and Deferred Compensation:

     The Company has an agreement with Bernard Kravitz, the sole officer and a Director of the Company, to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by Mr. Kravitz at the time of his death, provided that he was in the employ of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Company on Mr. Kravitz's life, but currently remains unfunded.

     In 1987, the Board of Directors, recognizing the contributions and experience of Mr. Kravitz sought to take certain actions which would serve both as an inducement and an incentive for him to remain in the continuous employ of the Company until he attains the age of 65. Accordingly, the Company entered into a contingent salary continuation agreement with Bernard Kravitz. In the event Mr. Kravitz voluntarily terminates his employment prior to reaching age 65, he will receive no benefits whatsoever from this agreement. Should he remain in the continuous employ of the Company until age 65, the agreement provides that following his having attained the age of 65, Mr. Kravitz shall receive payments over a ten year period which average $70,000 per annum. Such agreement further provides that in the event the Company terminates the employ of Mr. Kravitz prior to his attaining the age of 65, or in the event of his death, such aforesaid payments shall be made to him, or his widow, as the case may be, commencing upon the event first to occur. The Company has a life insurance policy which it intends to use to fund the payment of these benefits. No assurance can be made that such policy can be used to fund the payment of these benefits, particularly in the event of termination by the Company of the employ of Mr. Kravitz.

     Compensation pursuant to plans:

     On July 1, 1985, the Company adopted a Savings and Investment Plan intended to qualify as a defined contribution plan under section 401(k) of the Internal Revenue Code. Internal Revenue approval was granted in 1986. The plan, as amended, provides that a member (an eligible employee of the Company) may elect to save no less than 1% and no more than 15% of that portion of his compensation attributable to each pay period (subject to certain limitations). The Company shall contribute (matching contributions) 100% of the first 3% of the member's contribution and 50% of the next 2% of the member's contribution. In addition, the Company shall contribute such amount as it may determine for each plan year (regular contributions) pro rata allocated to each member subject to certain limitations.

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

     See subsection "Summary Compensation Table" elsewhere herein under
Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 1994, 1995 and 1996.

     Compensation of Directors:

     During the fiscal year ended December 31, 1996, the Company's one non-employee director received no compensation for his services as such and the Company presently intends that the same will be the case for the fiscal year ending December 31, 1997.

     Termination of Employment and Change of Control Arrangements:

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 13, 1997, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                             Percent(1)
Name and Address         Shares Owned        of Class

Bernard Kravitz          944,952(2)(3)       25.7%
110-11 Queens Blvd.
Forest Hills, NY

Sherman Gross            339,544(3)           9.2%
848 Newburgh Ave.
Woodmere, NY

Gregory Coleman          269,720              7.3%
59-09 Northern Blvd.
East Norwich, NY

Solomon Berkowitz        15,548               0.4%
15 Story St.
Brooklyn, NY

D.A.N. Joint Venture,    361,080(4)           8.9%(4)
a Limited Partnership
4363 La France Street
Newton Falls, OH

All Directors &
Officers                 960,500             26.1%
as a Group (2 persons)
____________________________

(1)  Based upon issued and outstanding shares computed as follows:
     3,848,222 outstanding shares less 164,544 treasury shares resulting in 3,683,678 issued and outstanding shares.

(2) Includes 932,374 shares of record and 12,578 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife.

(3) Does not include 144,193 shares owned by the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code, for which Mr. Kravitz and Mr. Gross serve as trustees.

(4) Consists of up to 361,080 shares which D.A.N. Joint Venture, a Limited Partnership, an affiliate of Cadle Company ("D.A.N") has the right to acquire upon conversion of certain loans. D.A.N. does not currently own any shares of record. (See Part III, Item 12 included elsewhere herein).

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

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Company's certificate of incorporation, as  amended(1)
          3.2  Company's by-laws(1)
          4.1  Specimen of common stock certificate(1)
          10.1 Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings dated as of January 31, 1994(1)


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


                                   Dated: March 24, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                    Date


/s/Bernard Kravitz       President, Secretary,    3/24/97
Bernard Kravitz          Treasurer,  Director
                         (Principal Executive
                         Officer and Principal
                         Financial Officer)

/s/Solomon Berkowitz     Director                 3/24/97
Solomon Berkowitz

Dionics, Inc.
65 Rushmore Street
Westbury, N.Y. 11590



     We have reviewed the accompanying combined balance sheet of Dionics, Inc., as of December 31, 1996, and the related statement of operations and cash flows for the year then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Dionics, Inc.

     A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     The accompanying 1995 financial statements of Dionics, Inc. were compiled by us. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the 1995 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.




                          /s/ERNEST D. LOEWENWARTER & CO. LLP
                          ERNEST D. LOEWENWARTER & CO. LLP
                          Certified Public Accountants



New York, N.Y.
February 21, 1997

                           DIONICS, INC.

                      COMBINED BALANCE SHEET




                                 December 31,   December 31,
                                    1996           1995
                                 (Unaudited)    (Unaudited)


A S S E T S


CURRENT ASSETS:
  Cash                           $ 210,900      $ 147,000
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 1996
    and $5,000 in 1995) Note 3     230,400        187,400
  Inventory - Notes 1 and 3        402,400        354,100
  Prepaid Expenses and Other-
    Current Assets                  30,800         30,900

     Total Current Assets          874,500        719,400



PROPERTY, PLANT AND
 EQUIPMENT - Note 3
 (At Cost Less Accumulated
 Depreciation of $1,623,600
 in 1996 and $1,526,100 in 1994)    62,700         89,700



DEPOSITS AND OTHER ASSETS -
Note 2                              23,100         26,800


     Total                       $ 960,300      $ 835,900

                           DIONICS, INC.

                      COMBINED BALANCE SHEET


                                 December 31,   December 31,
                                 1996           1995
                                 (Unaudited)    (Unaudited)

L I A B I L I T I E S


CURRENT LIABILITIES:
 Current Portion of Long-Term
 Debt - (Note 3)                 $   28,200     $   36,900
  Accounts Payable                   66,200         48,700
  Accrued Expenses                   62,400         48,200

     Total Current Liabilities      156,800        133,800

Deferred Compensation Payable -
  (Note 2)                          442,900        386,100
Long-Term Debt Less Current -
  Maturities - (Note 3)             829,900        843,300

     Total Liabilities            1,429,600      1,363,200

CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY


Common Shares - $.01 Par Value
 Authorized 5,000,000 Shares
 Issued 3,848,222 Shares in
 1996 and 3,648,222 in 1995          38,400         36,400

Additional Paid-in Capital        1,522,800      1,522,800
(Deficit)                        (1,809,900)    (1,865,900)

                                   (248,700)      (306,700)
Less: Treasury Stock at Cost
  164,544 Shares in 1996 and
  164,544 Shares in 1995           (220,600)      (220,600)

Total Shareholder's Equity
       (Deficit)                   (469,300)      (527,300)

          Total                  $  960,300     $  835,900

                           DIONICS, INC.
                      STATEMENT OF OPERATIONS

                                       DECEMBER 31,
                                    1996          1995
                                (Unaudited)*    (Unaudited)*

SALES                           $1,521,600      $1,360,900
COST AND EXPENSES:
 Cost of Sales (Including
 Research
 and Development Costs)          1,045,800         996,700
  Selling, General and
  Administrative
  Expenses                         349,400         320,900
     Total Costs and Expenses    1,395,200       1,317,600

NET INCOME FROM OPERATIONS         126,400          43,300

INTEREST AND OTHER INCOME            5,000           3,800

                                   131,400          47,100
OTHER DEDUCTIONS:
  Provision for Doubtful
  Accounts                           5,000             -0-
  Interest Expense                  70,400          92,800
                                    75,400          92,800
NET INCOME (LOSS) FOR THE YEAR
  BEFORE EXTRAORDINARY ITEMS        56,000         (45,700)
EXTRAORDINARY ITEMS:
  Forgiveness of Indebtedness -
    Loan Payable                       -0-         167,500
    Deferred Interest - 1995           -0-          24,800
    Deferred Interest - 1994           -0-          21,000

     Total Extraordinary Items         -0-         213,300

NET INCOME FOR THE YEAR          $  56,000        $167,600

NET INCOME (LOSS) PER SHARE:
  Before Extraordinary Items     $     .015       $  (.013)
  From Extraordinary Items             .000           .061

     Total Per Share             $     .015     $     .048

Average Number of Shares
  Outstanding Used in
  Computation of Per Share
  Income (Loss)                   3,683,678      3,483,678

*See Accountants letter

                           DIONICS, INC.
                      STATEMENT OF CASH FLOWS
                                              DECEMBER 31,
                                         1996            1995

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income                               $   56,000    $167,600

Adjustment to Reconcile Net Income
to Net Cash Provided from
Operating Activities:
Depreciation and Amortization                29,400      68,100
      Provision for Loss on Account
        Receivable                            5,000         -0-
      Deferred Compensation and
        Related Interest                     56,800      53,500
      Forgiveness of Loan Indebtedness          -0-    (167,500)
      Forgiveness of Interest
        Indebtedness
        Prior Year                              -0-     (21,000)
  Changes in Operating Assets and
  Liabilities:
    (Increase) Decrease in Account
    Receivable                              (48,000)     49,100
    (Increase) Decrease in Inventory        (48,300)    (55,800)
    (Increase) Decrease in Prepaid
     Expenses
      and Other Current Assets                  100      (1,300)
    (Increase) Decrease in Deposits and
     Other
      Assets                                  3,700       2,200
    (Decrease) in Accounts Payable          (17,500)    (27,200)
    (Decrease) in Accrued Expenses          (14,200)     (1,200)

     Net Cash Provided from Operating
        Activities                           86,400      66,500


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                      (2,400)        -0-

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Capital Stock Issued                        2,000         -0-
  Repayment of Debt                         (22,100)     (4,400)

NET INCREASE IN CASH                         63,900      62,100

CASH - Beginning of Year                    147,000      84,900

CASH - End of Year                       $  210,900   $ 147,000

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1996




NOTE 1 -  INVENTORY:

          Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                December 31,      December 31,
                                   1996              1995
                                (Unaudited)       (Unaudited)

Finished Goods                   $ 62,500              $ 25,200

Work-in-Process                   233,700               236,900

Raw Materials                      69,300                50,300

Manufacturing Supplies             36,900                41,700


                 Total           $402,400              $354,100

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

The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1996 the cash surrender value on the existing policy approximated $2,500 and is included in other assets.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1996


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

                         DECEMBER 31, 1996


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

                         DECEMBER 31, 1996


NOTE 3 -  LOANS PAYABLE - APPLE BANK (CONTINUED)


All the Company's Assets are pledged to the foregoing loans.

In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.