Form 10QSB
period 1997-03-31
DIONICS INC
filed 1997-05-13
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 1997

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

              Common, $.01 par value per share: 3,683,678
                     outstanding as of May 1, 1997
                 (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                    Period Ended March 31, 1997



     Item                                          Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                               3

     Condensed Balance Sheet                             4

     Condensed Statement of Operations                   6

     Statement of Cash Flows                             7

     Notes to Financial Statements                       8


     Item 2 - Management's Discussion and
         Analysis or Plan of Operation                   11

                           DIONICS, INC.


                          MARCH 31, 1997




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

     The results of operations for the  three  months  ended March 31, 1997 are not necessarily indicative of the results of operations  for  the  full fiscal year ended December 31, 1997.

      These  condensed  statements  should  be read in conjunction with the

Company's financial statements for the year ended December 31, 1996.

                           DIONICS, INC.

                     CONDENSED BALANCE SHEETS



                                       March 31,     December 31,
                                         1997           1996
                                       (Unaudited)   (Unaudited)

A S S E T S


CURRENT ASSETS:
  Cash                                $  324,200     $  210,900
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 1997
    and $10,000 in 1996) Note 3          177,500        230,400
  Inventory - Notes 1 and 3              397,400        402,400
  Prepaid Expenses and Other-
    Current Assets                        25,700         30,800

     Total Current Assets                924,800        874,500


PROPERTY, PLANT AND EQUIPMENT -
  Note 3
   At Cost -  Less Accumulated
   Depreciation of $1,626,700
   in 1997 and $1,623,600 in 1996         59,600         62,700



DEPOSITS AND OTHER ASSETS -
  Note 2                                  22,500         23,100


     Total                            $1,006,900     $  960,300

                           DIONICS, INC.

                     CONDENSED BALANCE SHEETS


                                      March   31,    December  31,
                                          1997          1996
                                      (Unaudited)    (Unaudited)

L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                   $   28,500     $   28,200
  Accounts Payable                        65,300         66,200
  Accrued Expenses                        70,200         62,400

     Total Current Liabilities           164,000        156,800


Deferred Compensation Payable -
  (Note 2)                               457,900        442,900
Long-Term Debt Less Current -
  Maturities - (Note 3)                  822,500        829,900

     Total Liabilities                 1,444,400      1,429,600

CONTINGENCIES AND COMMENTS



SHAREHOLDERS' EQUITY


Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
   Issued 3,848,222 Shares in 1997
   and 3,848,222 Shares in 1996           38,400         38,400
  Additional Paid-in Capital           1,522,800      1,522,800
  (Deficit)                           (1,778,100)    (1,809,900)

                                        (216,900)      (248,700)
  Less: Treasury Stock at Cost
    164,544 Shares in 1997 and
    164,544 Shares in 1996              (220,600)      (220,600)

     Total Shareholder's Equity
     (Deficit)                          (437,500)      (469,300)

          Total                       $1,006,900     $  960,300

                           DIONICS, INC.

                CONDENSED STATEMENTS OF OPERATIONS


                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         1997           1996
                                      (UNAUDITED)    (UNAUDITED)

SALES                                 $  426,400     $  342,000


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                               298,000        253,000
  Selling, General and
    Administrative Expenses               80,000         88,900

     Total Costs and Expenses            378,000        341,900

NET INCOME FROM OPERATIONS                48,400            100

INTEREST AND OTHER INCOME                  1,700          1,200

                                          50,100          1,300

OTHER DEDUCTIONS:
  Interest Expenses                       18,300         18,200


NET INCOME (LOSS) FOR THE PERIOD      $   31,800     $  (16,900)


NET INCOME (LOSS) PER SHARE           $     .008     $    (.005)


Average Number of Shares
 Outstanding Used in
 Computation of Per Share
 Net Income (Loss)                     3,683,678      3,483,678

                           DIONICS, INC.

                     STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                      1997           1996
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Income (Loss)                   $ 31,800       $(16,900)
  Adjustment to Reconcile
  Net Income (Loss)
  to Net Cash Used for
  Operating Activities:
   Depreciation and Amortization         3,100          7,300
   Deferred Compensation and
   Related Interest                     15,000         14,200
  Changes in Operating Assets
  and Liabilities:
   (Increase) Decrease in
     Accounts Receivable                52,900        (17,600)
   (Increase) Decrease in
     Inventory                           5,000        (16,600)
   (Increase) Decrease in
     Prepaid Expenses
     and Other Current Assets            5,100          5,200
   (Increase) Decrease in
     Deposits and Other Assets             600           (300)
   Increase (Decrease) in
     Accounts Payable                     (900)        16,300
   Increase (Decrease) in
     Accrued Expenses                    7,800         18,500

     Net Cash provided from
     Operating Activities              120,400         10,100


CASH FLOWS USED FOR FINANCING
ACTIVITIES:
 Repayment of Debt                      (7,100)        (1,100)


CASH FLOWS FROM INVESTING
ACTIVITIES:
 Purchase of Equipment                      -0-        (2,400)

NET INCREASE IN CASH                   113,300          6,600

CASH - Beginning of Period             210,900        147,000


CASH - End of Period                  $324,200       $153,600

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1997


NOTE 1 -  INVENTORY:

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                      March 31,      March 31,
                                        1997           1996
                                      (Unaudited)    (Unaudited)

Finished Goods                        $ 24,300       $ 26,400

Work-in-Process                        265,900        248,000

Raw Materials                           60,400         52,600

Manufacturing Supplies                  46,800         43,700


                 Total                $397,400       $370,700




NOTE 2 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the company entered into an agreement with its chief executive officer which provided for payments to him commencing with the year in which he reaches age 65, provided that the officer does not voluntarily terminate his employment prior to attaining age 65. Such agreement further provides that in the event of death or if the company terminates the employment of the officer prior to age 65 such payments are to commence during the month subsequent to such event.

The company has an insurance policy on the life of the aforementioned officer in an amount sufficient to fund the death benefits described above. At December 31, 1996 the cash surrender value on the existing policy approximated $2,500 and is included in other assets.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1997



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

                          MARCH 31, 1997


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

Item 2. Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

      The Company has been on a steadily rising curve of financial performance for the last several years. Although still recording losses, each year's performance resulted in a smaller loss than in the previous year. In the most recent year-ended December 31, 1996, the Company finally achieved a Profit Before Extraordinary Items, the first in many years. Now for the First Quarter of 1997 the Company has continued that improving trend with another solid Profit.

     Along with these improved operating results, the Company has also been making steady progress in improving its underlying financial condition, particularly as it relates to Liquidity and Capital Resources. With the restructuring of its Bank debt, effective January 31, 1994, and the inclusion of several other debt-reduction opportunities, the Company has significantly eased its over-all debt profile. The strengthening of the Company's Liquidity and Capital Resources is at least partially evident in its improved ratio of Current Assets to Current Liabilities. Starting with
1.67 at March 31, 1994, the ratio rose to 4.38  at  March 31, 1995, then to
4.73 at March 31, 1996 and currently to 5.64 at March 31, 1997. To the extent that this ratio is indicative of near-term financial strength, the above improvements may be considered a very positive sign for the Company.

     Management has continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts with potential lenders or acquirors are always in some stage of motion, but no assurance can be given of any successful outcomes. For the immediate future, the Company is well able to support its ongoing operations, particularly since they have now moved to a moderately positive cash flow basis. Also very encouraging to Management is the progress in Working Capital, which continued to rise to $760,800 at March 31, 1997, up from $717,700 at December 31, 1996 and $595,400 at March 31, 1996.

B.   RESULTS OF OPERATIONS

     Sales in the First Quarter of 1997 rose 24.7% from the same period last year, reaching $426,400 in the current period as compared to $342,000 in the First Quarter of 1996 and $286,100 in the First Quarter of 1995. The current rise in volume occurred across numerous product lines, rather than any single one, reflecting a general increase in customer interest. The Gross Profit margin in the First Quarter of 1997 also rose, reaching 30.1%, as compared to 26% in the First Quarter of 1996 and 14.7% in the First Quarter of 1995. These improvements stem mostly from the greater efficiency that increasing sales volume provided against a background of many largely fixed costs.

     Selling, General & Administrative costs fell both in absolute terms as well as in percentage-of-sales terms. The decrease in the current period came about mostly through a reduction in depreciation charges which, together with increasing sales volume, lowered SG&A to 18.8% of sales as compared to 26% in the same period of 1996 and 27.3% in 1995.

      As a result of the above improvements, the Company showed a First Quarter 1997 NET PROFIT FROM OPERATIONS of $48,400 as compared to $100 in the same period last year, and a LOSS of $36,100 in the First Quarter of 1995. Interest Expenses have not changed materially in the last several consecutive quarterly reporting periods: $18,300 in the current period, $18,200 in the First Quarter of 1996, and $22,900 in the First Quarter of 1995.

     For the First Quarter of 1997, the Company recorded a NET PROFIT of $31,800 as compared to NET LOSSES of $16,900 in the same period of 1996 and $58,000 in the First Quarter of 1995.

      In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; and the need for currently profitable operations. With the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem area was put onto a manageable basis. The Company is now able, for the immediate future, to manage its debt obligations under the new Agreement. It has even been able to further reduce the debt under that Agreement, first by meeting certain financial performance standards for both 1994 and 1995, and then through scheduled monthly debt-reduction payments that began in early 1996.

     Concerning its second basic problem, the need for currently profitable operations, the Company succeeded in 1996 in registering its first annual Net Profit in many years. Now, with the First Quarter 1997 results, the Company is further strengthening its turn-around. These currently profitable results follow the Company's remarkable job of both surviving with little or no Working Capital and also consistently making slow but steady improvements in financial performance. While cost reduction efforts were able to keep the Company alive, only increasing sales volume was able to make profits possible. The Company is continuing to try to stimulate increasing use of its MOSFET-driver and Solid State Relay product lines, as well as its other mature and newer products. At the time of this writing, the evidence is strong for near-term continued improvements in both Sales volume and Net Profits, goals that Management is determined to continue pursuing. Management hopes to succeed in the challenge of fostering further growth, as it has in the debt-resolution and profitability challenges. Risks of failure persist, of course, as they do in any commercial venture, but the Company has recently taken major steps back from the brink with what now appears to be an accelerating rate of progress.

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

          (b)  Reports on Form 8-K.   Listed  below  are Current Reports on
               Form 8-K filed by the Registrant during the fiscal quarter ended March 31, 1997:

               None

                            SIGNATURES


           In  accordance  with the requirements of the Exchange  Act,  the
Registrant  caused  this  Report   to  be  signed  on  its  behalf  by  the
undersigned, thereunto duly authorized.





                                        DIONICS, INC.
                                        (Registrant)



Dated: May 8, 1997                      By: /s/Bernard Kravitz
                                            Bernard Kravitz,
                                            President


Dated: May 8, 1997                      By: /s/Bernard Kravitz
                                            Bernard Kravitz,
                                            Principal Financial
                                            Officer