Form 10QSB
period 1997-06-30
DIONICS INC
filed 1997-08-07
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1997

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

              Common, $.01 par value per share: 3,683,678
                   outstanding as of August 1, 1997
                 (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                    Period Ended June 30, 1997



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

                           JUNE 30, 1997



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

    The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1997.

    These condensed statements should be read in conjunction with the

Company's financial statements for the year ended December 31, 1996.

                             DIONICS, INC.

                        COMBINED BALANCE SHEET



                                             June 30,       December 31,
                                               1997             1996
                                             (Unaudited)    (Unaudited)

                              A S S E T S

CURRENT ASSETS:
  Cash                                     $  320,100    $ 210,900
  Accounts Receivable Trade
    (Less Estimated Doubtful Accounts
    of $10,000 in 1997 and $10,000 in
    1996) -  Note 3                           270,800      230,400
  Inventory - Notes 1 and 3                   384,700      402,400
  Prepaid Expenses and Other Current
    Assets                                     24,500       30,800

     Total Current Assets                   1,000,100      874,500



PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    (At Cost Less Accumulated
      Depreciation of $1,629,800
      in 1997 and $1,623,600 in 1996)          56,500       62,700



DEPOSITS AND OTHER ASSETS -
  Note 2                                       22,000       23,100


     Total                                 $1,078,600   $  960,300

                             DIONICS, INC.

                        COMBINED BALANCE SHEET


                                                  June 30,    December 31,
                                                   1997           1996
                                                (UNAUDITED)    (UNAUDITED)

                         L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                              $   28,400    $   28,200
  Accounts Payable                                   72,100        66,200
  Accrued Expenses                                   75,100        62,400

     Total Current Liabilities                      175,600       156,800


Deferred Compensation Payable -
  (Note 2)                                          473,000       442,900
Long-Term Debt Less Current
  Maturities - (Note 3)                             815,500       829,900


     Total Liabilities                            1,464,100     1,429,600

CONTINGENCIES AND COMMENTS

                         SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    1997 and 3,848,222 in 1996                      38,400        38,400
Additional Paid-in Capital                       1,522,800     1,522,800
(Deficit)                                       (1,726,100)   (1,809,900)

                                                  (164,900)     (248,700)
Less: Treasury Stock at Cost
  164,544 Shares in 1997 and
  164,544 Shares in 1996                          (220,600)     (220,600)

     Total Shareholders' Equity (Deficit)         (385,500)     (469,300)


          Total                                 $1,078,600    $  960,300

                             DIONICS, INC.

                   CONDENSED STATEMENT OF OPERATIONS


                                                 THREE MONTHS ENDED
                                                     JUNE 30,
                                                1997           1996
                                             (UNAUDITED)     (UNAUDITED)


SALES                                        $ 503,200       $  342,800

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development Costs)            339,800          233,200
  Selling, General and Administrative
    Expenses                                    95,700           77,800

     Total Costs and Expenses                  435,500          311,000


NET INCOME FROM OPERATIONS                      67,700           31,800

INTEREST AND OTHER INCOME                        2,500            1,200

                                                70,200           33,000

OTHER DEDUCTIONS
 Interest Expenses                              18,200           18,100


NET INCOME FOR THE PERIOD                   $   52,000       $   14,900

NET INCOME PER SHARE                        $     .014       $     .004

Average Number of Shares Outstanding
  Used in Computation of
  Per Share Income                           3,683,678        3,483,678

                             DIONICS, INC.

                   CONDENSED STATEMENT OF OPERATIONS


                                                SIX MONTHS ENDED
                                                     JUNE 30,
                                                 1997         1996
                                             (UNAUDITED)  (UNAUDITED)


SALES                                        $  929,600   $ 684,800

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                      637,800     486,200
  Selling, General and Administrative
    Expenses                                    175,700     166,700

     Total Costs and Expenses                   813,500     652,900


NET INCOME FROM OPERATIONS                      116,100      31,900

INTEREST AND OTHER INCOME                         4,200       2,400

                                                120,300      34,300

OTHER DEDUCTIONS:
  Interest Expense                               36,500      36,300


NET INCOME (LOSS) FOR THE PERIOD             $   83,800    $ (2,000)


NET INCOME (LOSS) PER SHARE                  $     .022    $ (.0006)


Average Number of Shares Outstanding
  Used in Computation of Per Share
  Income (Loss)                               3,683,678     3,483,678

                             DIONICS, INC.

                        STATEMENT OF CASH FLOWS



                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    1997         1996
                                                 (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $  83,800    $  (2,000)
  Adjustment to Reconcile Net Income
   or (Loss) to  Net Cash
   Used for Operating Activities:
      Depreciation and Amortization                  6,200       14,700
      Deferred Compensation and
       Related Interest                             30,100       28,400
  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable              (40,400)      (8,300)
    (Increase) Decrease in Inventory                17,700      (31,300)
    Decrease in Prepaid Expenses and
     Other Current  Assets                           6,300       12,200
    Decrease in Deposits and Other Assets            1,100        1,000
    Increase in Accounts Payable                     5,900       15,900
    Increase in Accrued Expenses                    12,700       13,500

     Net Cash Provided by Operating Activities     123,400       44,100

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                                (14,200)      (8,100)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                                -0-       (2,400)

NET INCREASE IN CASH                               109,200       33,600

CASH - Beginning of Period                         210,900      147,000


CASH - End of Period                             $ 320,100    $ 180,600

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1997


NOTE 1 -  INVENTORY:

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                      June 30,    December 31,
                                       1997           1996
                                    (Unaudited)    (Unaudited)

          Finished Goods             $ 44,100             $ 62,500
          Work-in-Process             184,400              233,700
          Raw Materials               129,500               69,300
          Manufacturing Supplies       26,700               36,900

             Total                   $384,700             $402,400


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

                             JUNE 30, 1997



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

                             JUNE 30, 1997



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

     E. Having met, in 1994 and 1995, certain particular financial performance standards as called out in the January 3, 1994 Debt Restructuring Agreement, the Company has qualified in full for the forgiveness of specific elements of its debt. While according to the terms of the Agreement, the actual forgiveness is due to be formally granted on "the interim Maturity Date" (Jan. 31, 1999), the Company has, in the interests of more accurately describing its over-all debt situation, decided to adopt those changes in its current and future reports. The forgiveness will cover all of the principal and accrued interest on Term Loan D and all of the accrued interest on both Term Loans A and C, as more fully described in the above-referenced Debt Restructuring Agreement.

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1997




NOTE 3 -  LOANS PAYABLE - APPLE BANK (CONTINUED)



All the Company's Assets are pledged to the foregoing loans.

In September 1994, the Company was advised that the foregoing loans were purchased form the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

     The Company has been steadily improving its financial performance for the last several years. Although it was at first still recording losses, each year's performance had resulted in a smaller loss than in the previous year. In the most recent full year, 1996, the Company finally achieved a Profit before the benefit of any Extraordinary Items, the first such Profit in many years. With a profitable First Quarter in 1997, the Company was able to continue that improving trend, and now for the Second Quarter of 1997 has produced an even more impressive result.

     Along with upgrading its operating results, the Company has also been making steady progress in improving its underlying financial condition, particularly as it relates to Liquidity and Capital Resources. Through the extremely beneficial restructuring of its Bank debt, effective January 31, 1994, and the successful capture of several additional debt-reduction opportunities, the Company has significantly eased its over-all debt profile. The recent strengthening of the Company's Liquidity and Capital Resources are at least partially evident in its improved ratio of Current Assets to Current Liabilities. Starting with 1.83 at June 30, 1994, the ratio rose to 5.54 at June 30, 1995, then down slightly to 5.06 at June 30, 1996 and currently is at
5.70 at June 30, 1997. To the extent that this ratio is indicative of near-term financial strength, the above improvements may be considered a very positive sign for the Company.

     Management has continued its search for additional debt or equity-based capital to provide further growth momentum for the Company, and to refinance its remaining long-term debt. Contacts with potential lenders or acquirors are always in some stage of motion, but no assurance can be given of any
successful outcomes.   For the immediate future, however, the Company is well
able to support its ongoing operations, particularly since they have now moved to a moderately positive cash flow basis. Also very encouraging to Management is the progress in the Balance Sheet item Working Capital, which continued to rise to $824,500 at June 30, 1997, up from $717,700 at December 31, 1996, $626,200 at June 30, 1996, $533,900 at June 30, 1995 and $245,500
at June 30, 1994.

B.   RESULTS OF OPERATIONS

     Sales in the Second Quarter of 1997 rose 46.8% from the same period last year, reaching $503,200 in the current period as compared to $342,800 in the Second Quarter of 1996 and $318,800 in the Second Quarter of 1995. The current rise in sales volume occurred across numerous product lines, rather than any single one, reflecting a general increase in customer interest.
The Gross Profit margin in the Second Quarter of 1997 was 32.5%, as compared to 32% in the Second Quarter of 1996 and 34% in the Second Quarter of 1995. The greater efficiency that increasing sales volumes can provide against a background of many largely fixed costs may soon lead to even higher Gross Profit Margins.

     Selling, General & Administrative costs fell as a percentage of sales volume to 19.0% in the Second Quarter of 1997 as compared to 22.7% in the same period last year, and 23.7% in the same period of 1995. The decrease in the current period SG & A percentage came about largely through a reduction in depreciation charges combined with increasing sales volume.

     As a result of the above improvements, the Company showed a 112% increase in Second Quarter 1997 NET INCOME FROM OPERATIONS with $67,700 as compared to $31,800 in the same period last year, and $33,700 in the
Second Quarter of 1995.   Interest Expenses have not changed materially
in the last several consecutive quarterly reporting periods: $18,200 in the current period, $18,100 in the Second Quarter of 1996, and $22,900 in the Second Quarter of 1995.

     For the Second Quarter of 1997, the Company recorded a 248% increase in NET INCOME with $52,000 as compared to a NET INCOME of $14,900 in the same period of 1996 and a NET INCOME of $11,900 in the First Quarter of 1995.

     In the First Half of 1997, the Company recorded a 35.6% increase in Sales volume, showing $929,600 as compared to $684,800 for the First Half of 1996. The Gross Profit Margin rose for the First Half of 1997 to 31.4% as compared to 29.0% in the same period last year. Selling, General and Administrative Expenses dropped to 18.9% of Sales as compared to 24.3% in the First Half of 1996. The Company showed a 264% increase in NET INCOME FROM OPERATIONS with $116,100 in the First Half of 1997 as compared to $31,900 in the First Half of 1996. Interest Expenses remained essentially the same, with $36,500 in the current period and $36,300 in the First Half
of 1996.   As a result of the above, the Company showed NET INCOME of
$83,800 for the First Half of 1997, as compared to a NET LOSS of $2,000 for the First Half of 1996.

     In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; and the need for currently profitable operations. With the 1993 sale of one of its two buildings and the subsequent 1994 Debt Restructuring Agreement, the first problem area was put onto a manageable basis. The Company is now able, for the immediate future, to manage its debt obligations under the new Agreement. It was even able to further reduce the debt under that Agreement, first by meeting certain financial performance requirements for both 1994 and 1995, resulting in substantial debt forgiveness, and then through the scheduled monthly debt-reduction payments that began in early 1996.

     Concerning the Company's second basic problem, the need for currently profitable operations, it succeeded in 1996 in registering its first annual Net Profit in many years. Now, with the strong First Half 1997 results, the Company is further bolstering its turn-around. These currently profitable results follow the Company's remarkable job of having both survived with little or no Working Capital and also having consistently made slow but steady improvements in financial performance. While cost reduction efforts were able to keep the Company alive, only steadily rising
sales volume will be able to make increasing profits possible.   The
Company is continuing its efforts to stimulate increasing use of its MOSFET-driver and Solid State Relay product lines, as well as several other mature and newer products. The prospects are currently strong for further improvements in both Sales volume and Net Profits, goals that Management is determined to continue pursuing. Management hopes to succeed in the latest challenge of fostering increasing growth, as it has in the debt-resolution and profitability challenges. Risks of failure persist, of course, as they do in any commercial venture, but the Company's recent strong performance represents major steps back-from-the-brink with what now appears to be an accelerating rate of progress.

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

          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1997:

               None

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DIONICS, INC.
                                      (Registrant)



Dated:     August 7, 1997             By: /s/Bernard Kravitz
                                          Bernard Kravitz,
                                          President


Dated:     August 7, 1997             By: /s/Bernard Kravitz
                                          Bernard Kravitz,
                                          Principal Financial Officer