Form 10QSB
period 1997-09-30
DIONICS INC
filed 1997-11-06
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1997

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

             Common, $.01 par value per share: 3,683,678
                  outstanding as of November 1, 1997
                 (excluding 164,544 treasury shares).

                   PART I - FINANCIAL INFORMATION

                            DIONICS, INC.


                    Index to Financial Information
                   Period Ended September 30, 1997



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


                          SEPTEMBER 30, 1997




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

          The results of operations for the nine months ended
September 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1997.

          These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1996.

                              DIONICS, INC.

                          COMBINED BALANCE SHEET



                                      SEPTEMBER 30,    DECEMBER 31,
                                          1997            1996
                                      (UNAUDITED)      (UNAUDITED)


                         A S S E T S

CURRENT ASSETS:
  Cash                                     $  418,100    $ 210,900
  Accounts Receivable - Trade
    (Less Estimated Doubtful Accounts
    of $10,000 in 1997 and $10,000 in
    1996) -  Note 3                             239,000    230,400
  Inventory - Notes 1 and 3                     345,700    402,400
  Prepaid Expenses and Other Current
    Assets                                       18,100     30,800

     Total Current Assets                     1,020,900    874,500



PROPERTY, PLANT AND
  EQUIPMENT - Note 3
    (At Cost Less Accumulated
      Depreciation of $1,632,900
      in 1997 and $1,623,600 in 1996)           53,400      62,700



DEPOSITS AND OTHER ASSETS -
  Note 2                                        21,500      23,100


     Total                                  $1,095,800  $  960,300

                              DIONICS, INC.

                          COMBINED BALANCE SHEET


                                                SEPTEMBER 30, DECEMBER 31,
                                                   1997          1996
                                                (UNAUDITED)   (UNAUDITED)

                L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 3)                             $   28,400    $   28,200
  Accounts Payable                                  59,700        66,200
  Accrued Expenses                                  49,400        62,400

     Total Current Liabilities                     137,500       156,800


Deferred Compensation Payable -
  (Note 2)                                         488,000       442,900
Long-Term Debt Less Current
  Maturities - (Note 3)                            808,400       829,900


     Total Liabilities                           1,433,900     1,429,600

CONTINGENCIES AND COMMENTS

                      SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    1997 and 3,848,222 in 1996                     38,400        38,400
Additional Paid-in Capital                      1,522,800     1,522,800
(Deficit)                                      (1,678,700)   (1,809,900)

                                                 (117,500)     (248,700)
Less: Treasury Stock at Cost
  164,544 Shares in 1997 and
  164,544 Shares in 1996                         (220,600)     (220,600)

     Total Shareholders' Equity (Deficit)        (338,100)     (469,300)


          Total                                $1,095,800    $  960,300

                              DIONICS, INC.

                    CONDENSED STATEMENT OF OPERATIONS


                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                           1997          1996
                                           (UNAUDITED)   (UNAUDITED)


SALES                                      $ 450,000     $  419,800

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development Costs)          308,700        298,000
  Selling, General and Administrative
    Expenses                                  78,700         76,200

     Total Costs and Expenses                387,400        374,200


NET INCOME FROM OPERATIONS                    62,600         45,600

INTEREST AND OTHER INCOME                      3,000          1,200

                                              65,600         46,800

OTHER DEDUCTIONS
 Interest Expense                             18,200         18,100


NET INCOME FOR THE PERIOD                 $   47,400     $   28,700

NET INCOME PER SHARE - Note 4 -
  Primary                                 $    .0129     $     .008

  Fully Diluted                           $    .0126     $     .008

Average Number of Shares Outstanding
 Used in Computation of Per Share
 Income -  Primary                        3,683,678      3,483,678

    Fully Diluted                         3,751,860      3,483,678

                              DIONICS, INC.

                    CONDENSED STATEMENT OF OPERATIONS


                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  1997        1996
                                                 (UNAUDITED) (UNAUDITED)


SALES                                             $1,379,600  $1,104,600

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                           946,500     784,200
  Selling, General and Administrative
    Expenses                                         254,400     242,900

     Total Costs and Expenses                      1,200,900   1,027,100


NET INCOME FROM OPERATIONS                           178,700      77,500

INTEREST AND OTHER INCOME                              7,200       3,600

                                                     185,900      81,100
OTHER DEDUCTIONS:
  Interest Expense                                    54,700      54,400


NET INCOME FOR THE PERIOD                         $  131,200  $   26,700

NET INCOME PER SHARE - Note 4
  Primary                                         $    .0356  $     .008

  Fully Diluted                                   $    .0350  $     .008

Average Number of Shares Outstanding
  Used in Computation of Per Share Income
    Primary                                        3,683,678   3,483,678

    Fully Diluted                                  3,751,860   3,483,678

                              DIONICS, INC.

                         STATEMENT OF CASH FLOWS



                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1997         1996
                                                 (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 131,200    $ 26,700
  Adjustment to Reconcile Net Income to
     Net Cash Provided from Operating
     Activities:
      Depreciation and Amortization                  9,300      22,000
      Deferred Compensation and Related
       Interest                                     45,100      42,600
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable      (8,600)    (27,200)
    (Increase) Decrease in Inventory                56,700     (26,300)
    (Increase) Decrease in Prepaid Expenses
     and Other Current Assets                       12,700      10,500
    (Increase) Decrease in Deposits
     and Other Assets                                1,600       1,600
    Increase (Decrease) in Accounts Payable         (6,500)     28,400
    Increase (Decrease) in Accrued Expenses        (13,000)        200

     Net Cash Provided from Operating
      Activities                                   228,500      78,500


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt                                (21,300)    (15,100)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                                 -0-     (2,400)

NET INCREASE IN CASH                               207,200      61,000

CASH - Beginning of Period                         210,900     147,000


CASH - End of Period                             $ 418,100   $ 208,000

                              DIONICS, INC.

                      NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997




NOTE 1 -  INVENTORY:

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                   September 30,  December 31,
                                       1997           1996
                                    (Unaudited)    (Unaudited)

          Finished Goods             $ 44,900     $ 62,500
          Work-in-Process             179,800      233,700
          Raw Materials               100,300       69,300
          Manufacturing Supplies       20,700       36,900

             Total                   $345,700     $402,400


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

                            SEPTEMBER 30, 1997


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

                            SEPTEMBER 30, 1997





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



NOTE 4 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 1997, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of September 30, 1997, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. If is not so approved by the stockholders of the Company, any options granted under the 1997 Plan will be rescinded and will be void.

Item 2.   Management's Discussion and Analysis or Plan of Operation


A.   LIQUIDITY AND CAPITAL RESOURCES

     The Company has been steadily improving its financial performance for the last several years. Although at first still recording losses, the Company nevertheless recorded a smaller loss each year than in the previous one. In the most recent full year, 1996, the Company finally achieved a Profit before the benefit of any Extraordinary Items, the first such Profit in many years. Now during 1997, the Company has been able to continue that improving trend with further rising profits, and for the Third Quarter of 1997 has produced the third profitable quarter of the year, again without benefit of any Extraordinary Items.

    Along with upgrading its operating results, the Company has also been making steady progress in improving its underlying financial condition, particularly as it relates to Liquidity and Capital Resources. Through an extremely beneficial restructuring of its Bank debt, effective January 31, 1994, and the successful capture of several additional debt-reduction opportunities, the Company has significantly eased its over-all debt profile. The recent strengthening of the Company's Liquidity and Capital Resources are at least partially evident in its improved ratio of Current Assets to Current Liabilities,
7.4 to 1 at September 30, 1997, up from 5.7 to 1 as recently as June 30, 1997. To the extent that this ratio is indicative of near-term financial strength, the above improvements may be considered a very positive sign for the Company.

    Management has continued its search for additional debt or equity-based capital to provide further growth momentum for the Company, and to refinance its remaining long-term debt. Contacts with potential lenders or acquirors are always in some stage of motion, but no assurance can be given of any successful outcomes. For the immediate future, however, the Company is well able to support its ongoing operations, particularly since they have now moved to a moderately positive cash flow basis. Also very encouraging to Management is the progress in the Balance Sheet item Working
Capital, which continued to rise, reaching $883,400 at September 30, 1997, up from $717,700 at December 31, 1996, and $670,000 at September 30,
1996. Net Worth has also progressed to a negative $338,100 at September 30, 1997, improved from a negative $469,300 at December
31, 1996 and a negative $500,600 at September 30, 1996. It should further be noted that if Net Worth were calculated using estimated "true-market" value for the Company's real estate property, instead of the heavily depreciated value on its books, then the Company's true
Net Worth would now be slightly positive.


B.   RESULTS OF OPERATIONS

     Sales in the Third Quarter of 1997 rose 7.2% from the same period last year, reaching $450,000 in the current period as compared to $419,800 in the Third Quarter of 1996 and $341,300 in the Third Quarter of 1995. The current rise in sales volume occurred across numerous product lines, rather than any single one, reflecting a general increase in customer interest. The Gross Profit Margin in the Third Quarter of 1997 was 31.4%, as compared to 29% in the Third Quarter of 1996 and 25% in the Third Quarter of 1995. The greater efficiency that increasing sales volumes can provide against a background of many largely fixed costs may soon lead to even higher Gross Profit Margins.

    Selling, General & Administrative costs fell as a percentage of sales volume to 17.5% in the Third Quarter of 1997 as compared to 18.1% in the same period last year and 21% in the same period of 1995, largely through increased sales volume.

    As a result of the above improvements, the Company showed a 37% increase in Third Quarter 1997 NET INCOME FROM OPERATIONS with $62,600 as compared to $45,600 in the same period last year, and $13,300 in the Third Quarter of 1995. Interest Expenses have not changed materially in the last several consecutive quarterly reporting periods: $18,200 in the current period, $18,100 in the Third Quarter of 1996, and $23,700 in the Third Quarter of 1995.

     For the Third Quarter of 1997, the Company recorded a 65% increase in NET INCOME with $47,400 as compared to a NET INCOME of $28,700 in the same period of 1996 and a NET LOSS of $9,500 in the Third Quarter of 1995.

    For the Nine-Months of 1997, the Company recorded a 24.9% increase in Sales volume, showing $1,379,600 as compared to $1,104,600 for the Nine-Months of 1996. The Gross Profit Margin rose for the Nine-Months of 1997 to 31.4% as compared to 29.0% in the same period last year, while Selling, General & Administrative
Expenses dropped to 18.4% of Sales as compared to 22% in the Nine-Months of 1996. Interest Expenses remained essentially the same with $54,700 in the current Nine-Months versus $54,400 in the same period last year.

    The Company showed a 390% increase in NET INCOME with $131,200 in the NineMonths of 1997 as compared to $26,700 in the Nine-Months of last year.

    In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; plus the need for currently profitable operations. With the 1993 sale of one of its two buildings and the subsequent 1994 Debt Restructuring Agreement, followed by continually improving financial performance, the first problem area has been put onto a manageable basis. The Company is now able, for the immediate future, to manage its debt obligations under the new Agreement. It has even been able to further reduce the debt under that Agreement, first through achieving substantial debt-forgiveness by meeting certain financial performance requirements for both 1994 and 1995, and then through the scheduled monthly debt-reduction payments that began in early 1996.

    Concerning its second basic problem, the need for currently profitable operations, the Company succeeded in 1996 in registering its first annual Net Profit in many years. Now, with the strong Nine-Month results for 1997, the Company is further bolstering its turn-around. These currently profitable results follow the Company's remarkable job of not only surviving on little or no Working Capital, but also consistently making slow-but-steady improvements in financial performance.

    While early cost reduction efforts were able to keep the Company alive, only steadily rising sales volume will be able to generate increasing profits. The Company is continuing its efforts to stimulate growing use of its Photovoltaic MOSFET-driver and Solid
State Relay product lines, as well as several other mature and newer products. Bolstered by several new product development programs, the prospects are currently very strong for further improvements in both
Sales volume and Net Profits. These are goals that Management is determined to successfully pursue, as it has done in the debt-resolution and profitability challenges. Risks of failure persist, of course, as they do in any commercial venture, but the Company's recent strong performance clearly represents a major step back-from-the-brink in what now appears to be an accelerating rate of progress.

                      PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 1997, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of September 30, 1997, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. If it is not so approved by the stockholders of the Company, any options granted under the 1997 Plan will be rescinded and will be void.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security-Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. There are no exhibits applicable to this Form 10-QSB.

          (b)  Reports on Form 8-K.  Listed below are Current
               Reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1997:

               None

                                SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIONICS, INC.
                                   (Registrant)



Dated: November 5, 1997             By: /s/Bernard Kravitz
                                        Bernard Kravitz,
                                        President


Dated: November 5, 1997             By: /s/Bernard Kravitz
                                        Bernard Kravitz,
                                        Principal Financial Officer