Form 10KSB
period 1997-12-31
DIONICS INC
filed 1998-03-25
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1997

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

State Issuer's revenues for its most recent fiscal year:  $1,801,500.

As of March 6, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,250,212 shares) was approximately
$1,125,106. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 6, 1998 was 3,683,678 (excluding 164,544 treasury shares).

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

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 1997.

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

     (vi) Customers to whom, for the fiscal year ended December 31, 1997, sales were made equal to approximately 10% or more of the Company's sales:

                                        Approximate
                                        Percentage
                    Name                of Business

               Customer "A"             14.4%
               Customer "B"             11.9%

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

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 1996 $423,600, and at December 31, 1997 $622,400. At March 15, 1998, such backlog had increased to $667,400.

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

                         1995 -  $ 30,000
                         1996 -  $ 35,000
                         1997 -  $ 40,000

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

     (xii) The number of persons employed by the Company is 26. The Company's employees are not represented by unions and/or collective bargaining agreements.

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

     The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during 1996 and 1997.

               Period                     Bid Prices

               1996                     High      Low
               First Quarter            .02       .01
               Second Quarter           .02       .01
               Third Quarter            .0625     .01
               Fourth Quarter           .1875     .03125

               1997                     High      Low
               First Quarter            .28       .14
               Second Quarter           .20       .16
               Third Quarter            1-5/16    .17
               Fourth Quarter           1-5/8     3/8

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     (b)  Holders.

     As of March 6, 1998 there were approximately 475 record holders of the Company's Common Stock.

     (c)  Dividends.

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

A.   LIQUIDITY AND CAPITAL RESOURCES

     The year-ended December 31, 1997 saw the Company continue its recent trend of steady improvements and, having shown a profit in 1996 for the first time in many years, the Company in 1997 showed a considerably larger profit. The Company has been struggling back against the effects of numerous adverse business conditions that began as far back as 1987 and, working only with its very limited, sometimes "negative" Working Capital, it has not only survived but now appears to have "turned the corner." Since prospects for continued annual improvements are also very promising now, it may be useful to briefly review some of the key developments that have helped bring the Company to its presently improved status.

     Effective January 31, 1994 the Company had signed a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," successfully completing negotiations for a total restructuring of all its debts with that Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing "default" status. With the signing of this new Agreement, the previous default condition was cured, an amount of $376,146.59 in past-due interest was forgiven, and numerous other favorable changes were made to the Company's debt and payment obligations.

     In addition to the above Agreement, by December 31, 1994 favorable settlements of several other large Accounts Payable debts had provided the Company with an additional $112,900 of Forgiveness of Indebtedness, further easing its debt obligations.

     By December 31, 1995, the Company had also fully met certain financial performance standards called for in the new Bank Agreement, thus qualifying for additional Forgiveness of both Debt and Deferred Interest for a total of $213,300. Although the actual Forgiveness is due to be granted on the "Interim Maturity Date" (January 31, 1999) as called for in the Agreement, the Company has, in the interests of more clearly describing its over-all debt situation, decided to adopt those changes for its 1995-and-future reports. See Note 5 to the Financial Statement for a more detailed description of the Restructuring Agreement. (In September of 1994 the above loans were purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     In 1997 the Company generated a considerable improvement in its financial condition. Nevertheless, it was still concluded by Management that, in view of the near-term cash needs for debt and other obligations, the expenditure of a significant portion of the Company's limited cash resources for fully-audited financial reports would not be wise. Instead, the Company utilized its non-independent, non-auditing accounting firm which performed a substantially upgraded Accountant's Review for this filing. It should be noted that an Accountant's Review meets considerably higher quality reporting standards than the Accountant's Compilation used in years before 1996. The quality of the 1997 financial data was further enhanced through written confirmation of both Accounts Receivable & Accounts Payable, plus a sample-checking verification of Inventory.

     Further concerning the need for the Company to maximize its cash position is the fact that it will soon be facing certain obligations that will require substantial cash on hand. See Notes 4 and 5B and C in the Financial Statement, entitled DEFERRED COMPENSATION PAYABLE and LOANS PAYABLE - APPLE BANK, respectively. Effective January 31, 1999 the terms of the Loan Agreement call for a "balloon" payment of $347,754.50 against the new Mortgage Loan, which will pay that loan in full and release the Company's real estate which had been the security for that loan. The Company presently has such cash amounts in reserve. In addition, the Company will on the same date enter the second five-year period of its Loan Agreement, calling for the repayment of $451,300 of debt plus interest, over the following 60 months. This cash flow requirement will be somewhat relieved, however, by the scheduled discontinuance of its monthly payments on the Mortgage Loan. Finally, the Deferred Compensation agreement calls for payments to commence in November of 1998, following the schedule of
Note 4. At present, although the combined effects of the above represent substantial cash requirements, it is Management's opinion that current cash reserves plus anticipated positive cash flow from operations should permit the above obligations to be met. In addition, Management is also exploring the possibility of refinancing the above debt on more favorable payment terms.

     The Company's Cash account continued to increase during 1997 by $262,500, and its Total Current Assets rose from $874,500 at December 31, 1996 to $1,050,600 at December 31, 1997. Total Current Liabilities increased slightly from $156,800 to $188,300 but the ratio of Current Assets to Current Liabilities remained at the 5.58 level of last year. To the extent that this ratio is indicative of near-term financial strength, the above level may be considered a very positive sign for the Company.

     A further result of the Company's slow but steady improvements over the last several years has been the upgrading of its Net Worth. As far back as 1992, the Company's Net Worth was a negative $1,273,000, then progressed to a negative $730,300 in 1993, a negative $694,900 in 1994, a negative $527,300 in 1995, a negative $469,300 in 1996, and now a negative $323,200 for 1997. Furthermore, it is interesting to note that if one calculates Net Worth by using the Company's real estate property at the estimated market-value instead of the greatly depreciated value on its books, then the Company's true Net Worth would currently approach a positive $200,000.

     Management has been continuing its search for sources of additional working capital to provide additional growth momentum for the Company. Several contacts are active with potential lenders or acquirors, and it is believed that continuing improvements in the Company's financial performance and Balance Sheet should enhance those efforts, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its current operations, while making efforts to further strengthen both profitability and positive cash flow results. Management is very encouraged by recent improvements in both those directions.

     Working Capital also continued to improve further at December 31, 1997 to $862,300 from $717,700 at December 31, 1996 and $585,600 at December 31,
1995. The continuing positive trend in Working Capital reflects the continuing improvements in operations over the past several years and therefore, in summation, the Company's Liquidity has been substantially upgraded.

     Capital expenditures in 1997 and 1996 were not at material levels, and for 1998 the Company expects similar results.


B.   RESULTS OF OPERATIONS

     Operating results for 1997 showed an increase of 18.4 percent in Sales volume at $1,801,500 as compared to $1,521,600 in 1996 and $1,360,900 in
1995. This continuing, accelerating trend of sales increases clearly defines a solid upward phase in the Company's recent turnaround process.

     Perhaps of even more significance, the Company showed a Net Income of $146,100 for the year-ended December 31, 1997, an increase of 161 percent over the 1996 Net Income of $56,000. This also compares favorably to the $45,700 1995 Net Loss Before Extraordinary Items, and demonstrates a solid three-year improving trend in earnings.

     The Gross Profit Margin for 1997 was 29.8 percent as compared to 31.3 percent for 1996. The slight decrease occurred as a result of direct and indirect consequences of the Company's growth efforts. In order to deal effectively with its increasing sales opportunities, the Company began hiring direct-labor operators during 1997. The effects on Direct Labor and Raw Material costs stemming from manufacturing inefficiencies inherent in any training process, plus the reduced overhead rate applicable to the Company's Inventory all combined to slightly lower the Gross Profit margin in 1997. This effect should gradually be worked out of the system as 1998 progresses. For the same reasons described above, the Net Income from Operations only increased to $174,900 in 1997, as compared to $126,400 in 1996 and $43,300 in 1995.

     Selling, General & Administrative Expenses, benefitting from largely fixed costs and growing Sales volume, dropped to 20.1 percent in 1997 as compared to 23.0 percent in 1996 and 23.6 percent in 1995.

     Research & Development expenditures rose slightly to $40,000 in 1997, as compared to $35,000 in 1996 and $30,000 in 1995. These levels reflect primarily the limited funds available for R & D, as well as a continuing emphasis on the sale of already existing products. The Company has numerous fully-developed and almost-fully-developed products which it is trying to market more extensively, although it does engage in a limited amount of new product development. As the higher priority needs for consistent profitability are met, the Company may be free to devote more resources to R & D.

     Interest Expense for 1997 was $65,400 as compared to $70,400 for 1996 and $92,800 for 1995. Reductions in Interest trace to certain favorable terms in the Bank Debt Restructuring Agreement.

     In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank; and the need for currently profitable operations. With the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem area was put onto a manageable basis. The Company is no longer in default and appears able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company has even been able to further reduce that debt, first by meeting certain financial performance standards for 1994 and 1995, and then through debt reduction payments which started in 1996.

     Concerning its second basic problem, the need for currently profitable operations, the Company appears to have "turned the corner" and has now shown two consecutive years of increasing profits. This follows the Company's having done a remarkable job of both surviving with little or no working capital and also managing to consistently make slow but steady improvements in financial performance. While earlier cost-reduction efforts were able to keep the Company alive, it was only through increases in Sales volume in 1997 and 1996 that the Company was able to show any profits. The Company must now continue to stimulate increased use of its photovoltaic
(PV) MOSFET-driver and PV-Solid State Relay product lines, as well as its other mature and newer products. Prospects for growth in the Solid State Relay and in the MOSFET-driver lines both look excellent, with the latter now finding a field of potentially major growth in medical electronics applications. Management is determined to continue pursuing growth in Sales and Profits, and to succeed in this challenge as it has in the challenges of both debt-resolution and the need to return to profitability. Risks of failure persist, of course, as they do in any commercial venture but the Company, having slowly struggled back from the brink of failure, now appears closer to the brink of a solidly successful future.

     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT
MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE INFORMATION.   SHOULD
CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR UNEXPECTED ADVERSE EVENTS OCCUR, THE COMPANY MAY NOT REACH MANAGEMENT'S GOALS.

Item 7.   Financial Statements.

     See pages F-1 through F-11.   In addition, see Part II, Item 6 for
information as to the Company's decision to file unaudited financial statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of  the Exchange Act.

     Identity of Directors:

                           Position and Offices        Director
Name                Age    with Company                Since

Bernard Kravitz     64     President, Secretary,       1969
                           Treasurer

Solomon Berkowitz   75     None(1)                     1975

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.


(1) A partner in Ernest D. Loewenwarter & Co. LLP, Certified Public Accountants, which firm performs non-audit accounting services for Company.


     Identity of Executive Officers:

                                                    Officer
Name              Age    Position                   Since

Bernard Kravitz   64     President, Secretary,      1969
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

     (ii) Solomon Berkowitz is a certified public accountant and has, for more than the past five years, been a partner in the accounting firm of Ernest D. Loewenwarter & Co. LLP, which firm performs non-audit accounting services for the Company. During 1997, fees of $15,900 were paid to such firm.

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

     To the Company's knowledge, with respect to the year ended December 31, 1997, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1997, was an officer, director and greater than ten percent beneficial owner, were complied with.

Item 10.  Executive Compensation.

     Summary Compensation Table:

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 1997 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                        Summary Compensation Table

                                Annual
                                Compensation(1)


Name and Principal      Fiscal
Position                Year        Salary          Bonus

Bernard Kravitz,        1997        $104,400        $0
President               1996        $ 97,400        $0
                        1995        $ 89,600        $0

                        Summary Compensation Table

                                    Long-Term
                                    Compensation

                                    Restricted      Shares
Name and Principal      Fiscal      Stock           Underlying
Position                Year        Awards          Options

Bernard Kravitz,        1997        $0              0
President               1996        $2,000(2)       0
                        1995        $0              0


___________________________

(1) Does not include matching contributions paid by the Company for Mr. Kravitz during 1995, 1996 and 1997 of $2,910, $3,638 and $2,556, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 1995, 1996 and 1997 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. (See subsections "Bonus and Deferred Compensation" and "Compensation pursuant to plans" elsewhere herein under Item 10).

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

     In 1987, the Board of Directors, recognizing the contributions and experience of Mr. Kravitz sought to take certain actions which would serve both as an inducement and an incentive for him to remain in the continuous employ of the Company until he attains the age of 65. Accordingly, the Company entered into a contingent salary continuation agreement with Bernard Kravitz in 1987, as amended in 1997, which calls for payments to Mr. Kravitz upon his reaching the age of 65, provided that he has not voluntarily terminated his employment prior to that event. Such agreement further provides that in the event of death or if the Company terminates the employment of Mr. Kravitz prior to age 65, such payments are to commence during the month subsequent to such event. Assuming his continuous employment until age 65, the terms of the agreement call for Mr. Kravitz to receive $25,000 per month for the 12 months beginning November 1, 1998 and $6,666.66 per month for the following 60 consecutive months. Other than a life insurance policy to cover death benefits, the Company has no funds specifically set aside to meet these requirements. In view of its debt obligations and the need for operating capital, there can be no assurance that the Company will be able to meet the terms of this agreement, in full or in part. Should such turn out to be the case, the terms of the agreement may have to be renegotiated to better match the Company's then current financial circumstances. Although there can be no assurance of the following, the Company believes that, if such renegotiation becomes necessary, it will be able to agree on terms acceptable to both parties. The above mentioned life insurance policy had a cash surrender value at December 31, 1997 of approximately $1,700.

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

     See subsection "Summary Compensation Table" elsewhere herein under
Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 1995, 1996 and 1997.

     Compensation of Directors:

     During the year ended December 31, 1997, the Company's one non-employee director received no compensation for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 1998.

     Stock Option Plan:

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1997, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1997, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. If it is not so approved by the stockholders of the Company, any options granted under the 1997 Plan will be rescinded and will be void. None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     Termination of Employment and Change of Control Arrangements:

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 6, 1998, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

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

(2) Includes 932,374 shares of record and 12,578 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife.

(3) Does not include 133,422 shares owned by the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code, for which Mr. Kravitz and Mr. Gross serve as trustees.

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

     D. Term Loans A and C also carry convertibility rights under which the Bank may, at its sole discretion, exchange debt for Common Stock in the Company at the price of (i) $.75 per share until May 31, 1995, (ii) $1.00 per share from June 1, 1995 until January 31, 1997, and (iii) $1.25 per share from February 1, 1997 until expiration, provided, however, that the aggregate number of shares that the Bank may acquire will not exceed 15 percent of the number of then outstanding shares of the Company's Common Stock, subject to certain anti-dilution rights. These convertibility rights expire upon payment in full of the balance due on Mortgage Loan B, due to mature on the Interim Maturity Date of January 31, 1999.

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

     The foregoing summary of certain provisions of the Restructuring Agreement is qualified in its entirety by reference to the Restructuring Agreement.

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

                                   DIONICS, INC.
                                   (Registrant)


                                   By:/s/Bernard Kravitz
                                      Bernard Kravitz, President


                                   Dated: March 23, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature              Title                    Date


/s/Bernard Kravitz     President, Secretary,    3/23/98
Bernard Kravitz        Treasurer,  Director
                       (Principal Executive
                       Officer and Principal
                       Financial Officer)

/s/Solomon Berkowitz   Director                 3/23/98
Solomon Berkowitz

Dionics, Inc.
65 Rushmore Street
Westbury, N.Y. 11590

     We have reviewed the accompanying balance sheets of Dionics, Inc., as of December 31, 1997 and December 31, 1996, and the related statements of operations and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements are the representations of the management of Dionics, Inc.

     A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                ERNEST D. LOEWENWARTER & CO. LLP
                                 Certified Public Accountants

New York, N.Y.
February 24, 1998

                           DIONICS, INC.

                           BALANCE SHEET

                                        December   31,
                                1997           1996
                                (Unaudited)    (Unaudited)
A S S E T S

CURRENT ASSETS:
  Cash                          $   473,400    $ 210,900
  Accounts Receivable Trade
   (Less Estimated Doubtful
   Accounts of $10,000 in 1997
   and 1996) Note 5                 192,300      230,400
  Inventory - Notes 3 and 5         359,500      402,400
  Prepaid Expenses and Other-
    Current Assets                   25,400       30,800

Total Current Assets              1,050,600      874,500

PROPERTY, PLANT AND
 EQUIPMENT - Note 5
 (At Cost Less Accumulated
  Depreciation of $1,636,100
  in 1997 and $1,623,600
  in 1996)                          50,200       62,700

DEPOSITS AND OTHER ASSETS -
 Note 4                             20,200       23,100

Total                           $1,121,000    $ 960,300


All amounts have been rounded to the nearest $100.

See Accountants' Review Report

The accompanying notes are an integral part of this statements

                           DIONICS, INC.

                           BALANCE SHEET

                                   December 31,
                                1997           1996
                                (Unaudited)   (Unaudited)
L I A B I L I T I E S

CURRENT LIABILITIES:
 Current Portion of Long-Term
    Debt - (Note 5)             $   26,700     $   28,200
  Accounts Payable                  54,400         66,200
  Accrued Expenses                  57,200         62,400
  Deferred Compensation
  Payable - Current (Note 4)        50,000            -0-
   Total Current Liabilities       188,300        156,800

Deferred Compensation Payable
 - Non-Current (Note 4)            453,000        442,900
Long-Term Debt Less Current -
  Maturities - (Note 5)            802,900        829,900

Total Liabilities                1,444,200      1,429,600

SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
 Authorized 5,000,000 Shares
 Issued 3,848,222 Shares in
 1997 and 1996 (Note 6)              38,400       38,400

Additional Paid-in Capital        1,522,800    1,522,800
 Accumulated (Deficit)           (1,663,800)  (1,809,900)
                                   (102,600)    (248,700)
Less: Treasury Stock at Cost
 164,544 Shares in 1997
 and 1996                          (220,600)    (220,600)
Total Shareholder's Equity
 (Deficit)                         (323,200)    (469,300)

Total                            $1,121,000    $ 960,300

All amounts have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statement.

                           DIONICS, INC.

                     STATEMENT OF OPERATIONS

                                     DECEMBER 31,
                                1997           1996
                                (Unaudited)    (Unaudited)

SALES                           $1,801,500     $1,521,600
COST AND EXPENSES:
 Cost of Sales (Including
 Research and Development
 Costs)                          1,264,200      1,045,800
  Selling, General and
  Administrative
  Expenses                         362,400        349,400
Total Costs and Expenses         1,626,600      1,395,200

NET INCOME FROM OPERATIONS         174,900        126,400

DIVIDENDS AND OTHER INCOME          38,000          5,000

                                   212,900        131,400
OTHER DEDUCTIONS:
  Provision for Doubtful
  Accounts                             -0-          5,000
  Interest Expense                  65,400         70,400

                                    65,400         75,400
NET INCOME FOR THE YEAR
  BEFORE INCOME TAXES              147,500         56,000
INCOME TAXES - Note 7                1,400            -0-

NET INCOME FOR THE YEAR         $  146,100     $   56,000

NET INCOME PER SHARE:
  Primary                       $     .040     $     .015
  Diluted - Note 6                    .039

Average Number of Shares
 Outstanding Used in
 Computation
 of Per Share Income
  Primary                        3,683,678      3,683,678
  Diluted (Note 6)               3,758,570

All amounts have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statements.

                           DIONICS, INC.

                      STATEMENT OF CASH FLOWS

                                          DECEMBER 31,
                                     1997           1996
                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net Income                           $  146,100     $  56,000
Adjustment to Reconcile
  Net Income to Net Cash
  Provided from
  Operating Activities:
Depreciation and Amortization            12,500        29,400
Provision for Loss
 on Account Receivable                      -0-         5,000
Deferred Compensation and
 Related Interest                        60,100        56,800
Changes in Operating Assets
 and Liabilities:
(Increase) Decrease
 in Account Receivable                   38,100       (48,000)
(Increase) Decrease in Inventory         42,900       (48,300)
(Increase) Decrease
 in Prepaid Expenses
 and Other Current Assets                 5,400           100
(Increase) Decrease in Deposits
 and Other Assets                         2,900         3,700
(Decrease) in Accounts Payable          (11,800)      (17,500)
(Decrease) in Accrued Expenses           (5,200)      (14,200)
Net Cash Provided from Operating
 Activities                             291,000        86,400
CASH FLOWS FROM
 INVESTING ACTIVITIES:
Purchase of Equipment                       -0-        (2,400)
CASH FLOWS FROM
 FINANCIAL ACTIVITIES:
Capital Stock Issued                        -0-         2,000
  Repayment of Debt                     (28,500)      (22,100)
NET INCREASE IN CASH                    262,500        63,900
CASH - Beginning of Year                210,900       147,000
CASH - End of Year                   $  473,400     $ 210,900

All amount have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statements.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 1 -  BUSINESS:

The Company designs, manufactures and sells silicon semi-conductor electronic products, as individual discrete components, as multi-component integrated circuits and as multi-component hybrid circuits.

The individual discrete components are predominantly transistors, diodes and capacitors, intended for use in miniature circuit assemblies called "hybrid micro-circuits".

Due to the rapidly changing needs of the marketplace, there are continual shifts in popularity among the various chip components offered by the Company. Taken as a whole, the category of discrete chip components for the hybrid circuit industry is one of the three main classes of products offered by the Company.

A second main class of products offered by the Company is encapsulated, assembled, integrated circuits for use in electronic digital display functions.

The third main class of products offered by the Company is a range of hybrid circuits that function as opto-isolated MOSFET drivers and custom Solid State Relays.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

Assets, liabilities, revenues and expenses are recognized on the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers money market funds to be cash equivalents.

Merchandise Inventory

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets; depreciation is provided over the estimated useful lives of the individual assets using the straight- line method.

               Machine and Equipment         8 Years
               Testing Equipment             8 Years
               Furniture and Fixtures       10 Years
               Building Improvements        10 Years
               Building                     25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.


NOTE 3 -  INVENTORIES:
                                 December 31,   December 31,
                                 1997           1996
                                 (Unaudited)    (Unaudited)

          Finished Goods           $ 39,900       $ 62,500
          Work-in-Process           193,700        233,700
          Raw Materials              90,100         69,300
          Manufacturing Supplies     35,800         36,900

                 Total             $359,500       $402,400

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 4 -  DEFERRED COMPENSATION PAYABLE:


In 1987 the company entered into an agreement, amended in 1997, which calls for payments to its chief executive officer upon his reaching the age of 65, provided that he has not voluntarily terminated his employment prior to that event. Such agreement further provides that in the event of death or if the Company terminates the employment of the officer prior to age 65, such payments are to commence during the month subsequent to such event. Assuming his continuous employment until age 65, the terms of the agreement call for the executive to receive $25,000 per month for the 12-months beginning November 1, 1998 and $6,666,66 per month for the following 60 consecutive months.

Other than a Life Insurance policy to cover death benefits, the Company has no funds specifically set aside to meet these requirements. In view of its debt obligations and the need for operating capital, there can be no assurance that the company will be able to meet the terms of this agreement, in full or in part. Should such turn out to be the case, the terms of the agreement may have to be renegotiated to better match the Company's then-current financial circumstances. Although there can be no assurance of the following, the Company believes that, if such renegotiation becomes necessary, it will be able to agree on terms acceptable to both parties. The above-mentioned Life Insurance policy had a cash surrender value at 12/31/97 of approximately $1,700 which is included in other assets.

NOTE 5 -  LOANS PAYABLE - APPLE BANK:

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

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 5 -  LOANS PAYABLE - APPLE BANK: (Continued)

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

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 5 -  LOANS PAYABLE - APPLE BANK - (Continued)

D. Term Loans A and C also carry convertibility rights under which the Bank may, at its sole discretion, exchange debt for Common Stock in the Company at the price of (i) $.75 per share until May 31, 1995, (ii) $1.00 per share from June 1, 1995 until January 31, 1997, and (iii) $1.25 per share from February 1, 1997 until expiration, provided, however, that the aggregate number of shares that the Bank may acquire will not exceed 15 percent of the number of then outstanding shares of the Company's Common Stock, subject to certain anti-dilution rights. These convertibility rights expire upon the payment-in-full of the balance due on Mortgage Loan B. due to mature on the Interim Maturity Date of January 31, 1999.

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


NOTE 6 - STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in
Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1997, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1997, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. If is not so approved by the stockholders of the Company, any options granted under the 1997 Plan will be rescinded and will be void. The plan has not been approved at February 24, 1998.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 7 -INCOME TAXES:

Provision for Corporate Federal, State and Local Income taxes for the year 1997 is as follows:

                    Federal                  None
                    State and Local          $1,400

                                             $1,400


As of December 31, 1997 the Company had available a federal operating loss carry forward of $865,600. This net operating loss originated in 1989 through 1992 and may be carried forward and expires as follows:

       Year of Origin        Amount       Carry Forward
                                          Expires In

          1990               $566,800        2005

          1991                 65,600        2006

          1992                233,200        2007

                             $865,600