Form 10QSB
period 1998-03-31
DIONICS INC
filed 1998-05-12
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 1998

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

              Common, $.01 par value per share: 3,683,678
                     outstanding as of May 1, 1998
                 (excluding 164,544 treasury shares).

                    PART I - FINANCIAL INFORMATION

                             DIONICS, INC.


                    Index to Financial Information
                      Period Ended March 31, 1998



     ITEM                                          PAGE HEREIN

     Item 1 - Financial Statements:

     Introductory Comments                             3

     Condensed Balance Sheet                           4

     Condensed Statement of Operations                 6

     Statement of Cash Flows                           7

     Notes to Financial Statements                     8

     Item 2 - Management's Discussion and
              Analysis or Plan of Operation           14

                             DIONICS, INC.


                            MARCH 31, 1998



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

           The  results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1998.

           These  condensed  statements  should be read in conjunction with the

Company's financial statements for the year ended December 31, 1997.

                                 DIONICS, INC.

                            COMBINED BALANCE SHEETS


                                                MARCH 31,     DECEMBER 31,
                                                1998          1997
                                               (UNAUDITED)    (UNAUDITED)

                                  A S S E T S


CURRENT ASSETS:
  Cash                                          $  483,000    $  473,400
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 1998
    and $10,000 in 1997)- (Note 2)                 143,500       192,300
  Inventory - (Notes 2 and 3)                      433,300       359,500
  Prepaid Expenses and Other
    Current Assets                                  20,900        25,400

      TOTAL CURRENT ASSETS                       1,080,700     1,050,600


PROPERTY, PLANT AND EQUIPMENT - (Note 2)
  At Cost -  Less Accumulated
    Depreciation of $1,637,900 in 1998
      and $1,636,100 in 1997                        48,400        50,200


DEPOSITS AND OTHER ASSETS - (Note 4)                19,700        20,200


      Total                                     $1,148,800    $1,121,000

                                 DIONICS, INC.

                            COMBINED BALANCE SHEETS


                                               MARCH 31,     DECEMBER 31,
                                               1998          1997
                                               (UNAUDITED)   (UNAUDITED)

                             L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                              $ 378,700   $   26,700
  Accounts Payable                                  66,800       54,400
  Accrued Expenses                                  87,900       57,200
  Deferred Compensation Payable -
    Current - (Note 4)                             125,000       50,000

      Total Current Liabilities                    658,400      188,300

Deferred Compensation Payable -
  (Note 4)                                         394,000      453,000

Long-Term Debt Less Current
  Maturities - (Note 5)                            443,800      802,900

      TOTAL LIABILITIES                          1,496,200    1,444,200

CONTINGENCIES AND COMMENTS


                             SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 1998
    and    3,848,222 Shares in 1997 (Note 6)        38,400        38,400
  Additional Paid-in Capital                     1,522,800     1,522,800
  (Deficit)                                     (1,688,000    (1,663,800)

                                                  (126,800)     (102,600)
  Less: Treasury Stock at Cost
    164,544 Shares in 1998 and
    164,544 Shares in 1997                        (220,600)     (220,600)

      Total Shareholders' Equity (Deficit)        (347,400)     (323,200)

            TOTAL                               $1,148,800    $1,121,000

                                 DIONICS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       1998           1997
                                                    (UNAUDITED)    (UNAUDITED)

SALES                                               $  303,900     $  426,400


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development
    Costs)                                             227,900        298,000
  Selling, General and
    Administrative Expenses                             87,300         80,000

      TOTAL COSTS AND EXPENSES                         315,200        378,000

NET INCOME (LOSS) FROM OPERATIONS                      (11,300)        48,400

OTHER INCOME                                             4,400          1,700

                                                        (6,900)        50,100
OTHER DEDUCTIONS:
  Interest Expense                                      17,300         18,300


NET INCOME (LOSS) FOR THE PERIOD                    $  (24,200)    $   31,800


NET INCOME (LOSS) PER SHARE                        $   (.0066)     $     .008


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Net Income (Loss)                     3,683,678      3,683,678

                                 DIONICS, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                   MARCH 31,      MARCH 31,
                                                      1998           1997
                                                  (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $  (24,200)     $  31,800
  ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET
    CASH USED FOR OPERATING ACTIVITIES:
      Depreciation and Amortization                   1,800          3,100
      Deferred Compensation and Related Interest     16,000         15,000
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) Decrease in Accounts Receivable       48,800         52,900
    (Increase) Decrease in Inventory                (73,800)         5,000
    (Increase) Decrease in Prepaid Expenses
      and Other Current Assets                        4,500          5,100
    (Increase) Decrease in Deposits and Other Assets    500            600
    Increase (Decrease) in Accounts Payable          12,400           (900)
    Increase (Decrease) in Accrued Expenses          30,700          7,800

CASH FLOWS USED FOR FINANCING ACTIVITIES:
  Repayment of Debt                                  (7,100)       (7,100)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                                 -0-          -0-

NET INCREASE IN CASH                                  9,600        113,300

CASH - Beginning of Period                          473,400        210,900


CASH - End of Period                             $  483,000      $ 324,200

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998



NOTE 1 -    BUSINESS:

The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multicomponent integrated circuits and as multicomponent hybrid circuits.

The individual discrete components are predominantly transistors, diodes and capacitors, intended for use in miniature circuit assemblies called "hybrid microcircuits".

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

                                MARCH 31, 1998




NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

            PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets; depreciation is provided over the estimated useful lives of the individual asset, using the straight- line method. The following asset lives are in effect:

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


NOTE 3 -    INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                             MARCH 31,      DECEMBER 31,
                                               1998             1997
                                           (Unaudited)       (Unaudited)

            Finished Goods                    $ 48,000         $ 39,900
            Work-in-Process                    233,500          193,700
            Raw Materials                      108,600           90,100

            Manufacturing Supplies              43,200           35,800

                 Total                        $433,300         $359,500

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998




NOTE 4 -    DEFERRED COMPENSATION PAYABLE:

In 1987 the company entered into an agreement, amended in 1997, which calls for payments to its chief executive officer upon his reaching the age of 65, provided that he has not voluntarily terminated his employment prior to that event. Such agreement further provides that in the event of death or termination of employment of the officer prior to age 65, such payments are to commence during the month subsequent to such event. Assuming his continuous employment until age 65, the terms of the agreement call for the executive to receive $25,000 per month for the 12-month period from November 1, 1998 to October 31, 1999 and $6,666.66 per month for the following 60 consecutive months.

Other than a Life Insurance policy to cover death benefits, the Company has no designated funds to meet these requirements. In view of its indebtedness and need for operating capital, there can be no assurance that the company will be able to satisfy the terms of this agreement, in full or in part. Should such circumstances occur, the terms of the agreement may have to be renegotiated to better match the Company's then-current financial circumstances. Although there can be no assurance of the following, the Company believes that if such renegotiation becomes necessary it will be able to agree on terms acceptable to both parties. The above-mentioned Life Insurance policy had a cash surrender value at 12/31/97 of approximately $1,700 which is included in other assets.



NOTE 5 -    LOANS PAYABLE - APPLE BANK:

Effective January 31, 1994, the Company and Apple Bank for Savings (the "Bank") entered into a restructuring Agreement, whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the "Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990 Loans").

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998


NOTE 5 -    LOANS PAYABLE - APPLE BANK: (Continued)

            PURSUANT TO THE RESTRUCTURING AGREEMENT:


A. The bank has forgiven $376,146.59 of accrued and unpaid interest stemming from the Original Mortgage and the 1990 Loans.

B. The 1990 Loans have been replaced by a new term loan in the principal amount of $283,850, ("Term Loan A") structured over two five-year periods. During the first five-year period, the Company will pay interest only at an annual rate of 6.0 percent. Of that amount, only one-third (2.0 percent) will be paid monthly, with the remainder accruing and becoming part of unpaid principal at the end of that period. During the second five-year period, the balance due will be paid over 60 equal monthly installments, plus interest at Prime plus two percent.

C. The remaining balance of $750,000 outstanding on the Original Mortgage Loan has been replaced by a new $415,000 Mortgage Loan plus two additional Term Loans of $167,500 each. These are treated as follows:

The new $415,00 Mortgage Loan ("Mortgage Loan B") has a five-year term and bears interest at of 7.5 percent. For the first two years of Mortgage Loan B, the Company is obligated to pay interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of $1,921.30, which began in April 1996, towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

The first new Term Loan  ("Term Loan C") stemming from the Original
Mortgage has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850 Term Loan A described in Paragraph B above.

The second new Term Loan ("Term Loan D") stemming from the Original Mortgage also has a face amount of $167,500, but carries an annual interest rate of 4.0 percent, none of which is payable during the initial five-year period. This interest will accrue and will be added to the principal at the end of the first five-year period. The new total balance due will be repaid over the second five-year period with 60 equal monthly installments plus interest of Prime plus two percent.

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998


NOTE 5 -    LOANS PAYABLE - APPLE BANK - (Continued)

D. Term Loans A and C also carry convertibility rights under which the Bank may, at its sole discretion, exchange debt for Common Stock in the Company at the price of (I) $.75 per share until May 31, 1995, (ii) $1.00 per share from June 1, 1995 until January 31, 1997, and (iii) $1.25 per share from February 1, 1997 until expiration, provided, however, that the aggregate number of shares that the Bank may acquire will not exceed 15 percent of the number of then outstanding shares of the Company's Common Stock, subject to certain anti-dilution rights. These convertibility rights expire upon the payment-in-full of the balance due on Mortgage Loan B, due to mature on the Interim Maturity Date which will occur in March 1999.

E. Having met, in 1994 and 1995, certain particular financial performance standards as called for in the January 31, 1994 Debt Restructuring Agreement, the Company has qualified in full for the Forgiveness of specific elements of its debt. While according to the terms of the Agreement, the actual forgiveness is due to be formally granted on "the interim Maturity Date" (which will occur in March 1999), the Company has, in the interests of more accurately describing its over-all debt situation, decided to adopt those changes in its current and future reports. The forgiveness will cover all of the principal and accrued interest on Term Loan D and all of the accrued interest on both Term Loans A and C, as more fully described in the above-referenced Debt Restructuring Agreement.

All the Company's Assets are pledged to the foregoing loans.

In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.


NOTE 6 -    STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1997, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1997, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. If is not so approved by the stockholders of the Company, any options granted under the 1997 Plan will be rescinded and void. The plan has not been approved at April 30, 1998.

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998




NOTE 7 -    INCOME TAXES:

As of December 31, 1997 the Company had a federal operating loss carry forward of $865,600. This net operating loss originated in 1989 through 1992 and may be carried forward and expires as follows:

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

                                    $865,600

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   LIQUIDITY AND CAPITAL RESOURCES

     After many years of gradually reducing losses, the Company finally succeeded in crossing over into gradually increasing profitability in 1996 and 1997. During the First Quarter of 1998, however, the Company encountered several conditions that resulted in a quarterly loss. First, there was the absence of previously available "opportunity" business that really plays no role in the Company's long-term plans. Next, the Company also failed to increase its shipments against a rising backlog of orders for what are core-technology products. This failure, in the opinion of Management, demonstrated a need to reduce middle-management's concentration on defensive survival strategies and to increase efforts needed for aggressive growth. Re-assignment of middle-management personnel has already shown marked improvement in getting product shipped as opposed to it being stalled in an increasing Work-in-Process inventory. Management expects the Second Quarter to show a significant rebound in Sales volume, as the Company recovers from a short bout of what it considers temporary "growing pains".

     With the restructuring of its Bank debt in early 1994, the Company achieved a significant easing of its debt obligations. That new Agreement, however, called for a large "balloon" payment on its Mortgage Note and the commencement of payments on two other Notes early in 1999. The Company has already accumulated the required funds for that balloon payment, but the fact that it is due within twelve-months of this report means that, for the first time, such amount must be included in Current Liabilities. Also included in Current Liabilities for the first time are several payments under the Company's Deferred Compensation Agreement with its Chief Executive Officer. The combined effects of the above two debt obligations increases Current Liabilities to $658,400 from the $188,300 which showed at December 31, 1997. While the Company's present cash position is enough to fund the Bank debt payments due in early 1999, the Deferred Compensation Agreement may not also be covered. In such case, the terms of the agreement may have to be renegotiated to better match the then current financial conditions of the Company. In view of both obligations, the Company's ratio of Current Assets to Current Liabilities has dropped to 1.64:1. If Deferred Compensation were entirely removed from the calculation, the Current Ratio would drop to only 2.02:1, although no assurance can be given that such will be the result of any possible renegotiation.

     Management has continued its search for additional Working Capital to provide further growth momentum for the Company. Besides some concern for the debt issues described above, there is the constantly growing backlog of new orders that demands addressing. Contacts with potential lenders or investors are always in some state of motion, but no assurance can be given of any positive outcome. For the immediate future, the Company is well able to support its ongoing operations, although Working Capital has now dropped to $422,300. The decrease from $862,300 at December 31, 1997 came as a result of the large increase in Current Liabilities described earlier.

B.   RESULTS OF OPERATIONS

     Sales in the First Quarter of 1998 dropped 29 percent from the same period last year, with $303,900 in the current period as compared to $426,400 in the First Quarter of 1997. None of the decrease occurred in the Company's core-technology products based on micro-photovoltaics. The decrease was felt entirely in non-strategic products for "opportunity" business that were available in earlier periods but were simply absent in the current period. It was also felt that a more aggressive middle-management posture was needed to deal more effectively with the Company's mounting backlog for photovoltaic (PV) Solid State Relays and PV MOSFET-drivers. One very bright spot has been the growth in total backlog from $622,400 at December 31, 1997 to $1.25 million at March 31, 1998. As a result of some changes in middle-management personnel, the Second Quarter is already off to a strong rebound.

     Inability to ship increasing amounts of the growing backlog dominated the First Quarter, resulting in a large increase in Work-in-Process inventory. The Gross Profit margin dropped to 25 percent as compared to 30.1 percent in the First Quarter of 1997, due entirely to the reduced shipping level.

     Selling, General and Administrative costs changed very little from period to period, with $87,300 in the First Quarter of 1998 and $80,000 in the same period last year. As a percentage of Sales, however, S,G & A in the current period was up to 28.7 percent, as compared to 18.8 percent in the same period last year.

     The Company showed a Net Loss from Operations of $11,300 in the current period, as compared to a Net Profit from Operations of $48,400 in the First Quarter of 1997. The Company also showed a Net Loss in the First Quarter of 1998 of $24,200 as compared to a Net Profit of $31,800 in the First Quarter of 1997. These losses in the current period all stemmed from reduced shipments and increased inventory, with remedies now in place that should reverse matters in the Second Quarter and beyond.

     The Loss shown for the First Quarter of 1998 is the first interruption of profitable periods in recent times. As explained earlier, it is considered by Management to be only a temporary effect, probably already remedied by certain reassignments of production responsibilities. Therefore, addressing the bigger, longer-term picture, the Company has in fact made great strides in dealing with its debt situation as well as the need for currently profitable operations. The debt picture has now entered a new phase in which, by the end of the next twelve months, significant repayment obligations come to the surface. The Company has already put in reserves enough cash to make the required "balloon" payment on its new real estate Mortgage Note when that becomes due. Nonetheless, the Company is still searching for sources of funding to permit it to refinance its debt to more favorable terms. Even if debt-refinancing does not become possible, the Company expects to rapidly return to profitability in the Second Quarter and to continue to support its ongoing operations from internally generated cash flow.

     Beyond its debt situation, the Company is currently enjoying a significant increase in new-order backlog for its core-technology products. Still further increases in backlog are anticipated in the not-too-distant future, with the result that there is developing an ever-increasing positive background concerning projected future performance. A particularly encouraging element is the growing usage of the Company's patented photovoltaic MOSFET-drivers in a rapidly growing segment of the medical-electronics field. Looking across the temporary First Quarter "valley", there is much reason for optimism that Management's goals of continued increases in sales and profits will be met. As always, and as demonstrated unfortunately in the just completed period, risks of failure persist. Nonetheless, the Company is well back from the brink it once fought desperately and successfully to avoid.

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

           (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended March 31, 1998:

                      None

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIONICS, INC.
                                      (Registrant)


Dated: May 11, 1998                   By: /s/Bernard Kravitz
                                          Bernard Kravitz,
                                          President

Dated: May 11, 1998                   By: /s/Bernard Kravitz
                                          Bernard Kravitz,
                                          Principal Financial Officer