Form 10QSB
period 1998-06-30
DIONICS INC
filed 1998-08-13
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 1998

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

            Common, $.01 par value per share: 3,683,678
                 outstanding as of August 1, 1998
               (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                    Period Ended June 30, 1998



     Item                                          Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                             3

     Condensed Balance Sheet                           4

     Condensed Statement of Operations                 6

     Statement of Cash Flows                           8

     Notes to Financial Statements                     9


     Item 2 - Management's Discussion and
              Analysis or Plan of Operation            15

                           DIONICS, INC.


                          June 30, 1998



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



The results of operations for the six months  ended  June 30, 1998  are not necessarily  indicative of the results of operations for  the  full  fiscal year ending December 31, 1998.



These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997.

                           DIONICS, INC.

                      COMBINED BALANCE SHEET


                                   JUNE 30,        DECEMBER 31,
                                   1998            1997
                                   (UNAUDITED)     (UNAUDITED)

                A S S E T S

CURRENT ASSETS:
  Cash                             $  447,400       $  473,400
  Accounts Receivable Trade
    (Less Estimated Doubtful
     Accounts of $10,000 in
     1998 and $10,000 in
     1997) -  Note 2                  277,400          192,300
  Inventory - Notes 2 and 3           441,800          359,500
  Prepaid Expenses and Other
   Current Assets                      11,400           25,400

     Total Current Assets           1,178,000        1,050,600



PROPERTY, PLANT AND
 EQUIPMENT - Note 2
 (At Cost Less Accumulated
  Depreciation of $1,639,800
  in 1998 and $1,636,100 in
  1997)                               46,500           50,200



DEPOSITS AND OTHER ASSETS -
 Note 2                               19,200           20,200


    Total                         $1,243,700       $1,121,000

                           DIONICS, INC.

                      COMBINED BALANCE SHEET


                                      JUNE 30,    DECEMBER 31,
                                      1998        1997
                                      (UNAUDITED) (UNAUDITED)

L I A B I L I T I E S

CURRENT LIABILITIES:
 Current Portion of Long-Term
    Debt - (Note 5)                  $  392,100    $   26,700
  Accounts Payable                       91,700        54,400
  Accrued Expenses                       79,800        57,200
  Deferred Compensation Payable -
    Current (Note 4)                    200,000        50,000

     Total Current Liabilities          763,600       188,300


Deferred Compensation Payable -
  (Note 4)                              334,900       453,000
Long-Term Debt Less Current
  Maturities - (Note 5)                 423,200       802,900


     Total Liabilities                1,521,700     1,444,200

CONTINGENCIES AND COMMENTS

             SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    1997 and 3,848,222 in 1996          38,400        38,400
Additional Paid-in Capital           1,522,800     1,522,800
(Deficit)                           (1,615,700)   (1,663,800)

                                       (54,500)     (102,600)
Less: Treasury Stock at Cost
  171,063 Shares in 1998 and
  164,544 Shares in 1997              (223,500)     (220,600)

      Total Shareholders'
       Equity (Deficit)               (278,000)     (323,200)


                  Total             $1,243,700    $1,121,000

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS


                                     THREE MONTHS ENDED
                                           JUNE 30,
                                     1998          1997
                                     (UNAUDITED)   (UNAUDITED)


SALES                                $ 560,600      $ 503,200

COST AND EXPENSES:
 Cost of Sales
 (Including Research
  and Development Costs)              381,200         339,800
  Selling, General and
   Administrative Expenses             94,200          95,700

     Total Costs and Expenses         475,400         435,500


NET INCOME FROM OPERATIONS             85,200          67,700

INTEREST AND OTHER INCOME               4,500           2,500

                                       89,700          70,200

OTHER DEDUCTIONS
  Interest Expenses                    17,300          18,200


NET INCOME FOR THE PERIOD           $  72,400       $  52,000

NET INCOME PER SHARE -
  Basic                             $    .020       $    .014
  Diluted                           $    .019


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
    Basic                           3,677,159       3,683,678
    Diluted                         3,730,434

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS


                                         SIX MONTHS ENDED
                                              JUNE 30,
                                       1998         1997
                                       (UNAUDITED)  (UNAUDITED)


SALES                                  $  864,500  $  929,600

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                609,100     637,800
  Selling, General and Administrative
    Expenses                              181,500     175,700

     Total Costs and Expenses             790,600     813,500


NET INCOME FROM OPERATIONS                 73,900     116,100

INTEREST AND OTHER INCOME                   8,900       4,200

                                           82,800     120,300

OTHER DEDUCTIONS:
  Interest Expense                         34,600      36,500


NET INCOME FOR THE PERIOD              $   48,200   $  83,800


NET INCOME PER SHARE -
  Basic                                $     .013   $    .022
  Diluted                              $     .013

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                              3,677,159    3,683,678
    Diluted                            3,729,402

                           DIONICS, INC.

                      STATEMENT OF CASH FLOWS


                                       SIX MONTHS ENDED
                                             JUNE 30,
                                       1998       1997
                                       (UNAUDITED)(UNAUDITED)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net Income                            $ 48,200     $ 83,800
  Adjustment to Reconcile
   Net Income or (Loss) to
   Net Cash Used for
   Operating Activities:
    Depreciation and Amortization         3,700         6,200
      Deferred Compensation
      and Related Interest               31,900        30,100
  Changes in Operating Assets
   and Liabilities:
  (Increase) in Accounts Receivable     (85,100)      (40,400)
    (Increase) Decrease in Inventory    (82,300)       17,700
    Decrease in Prepaid Expenses
     and Other Current Assets            14,000         6,300
    Decrease in Deposits and
     Other Assets                         1,000         1,100
    Increase in Accounts Payable         37,300         5,900
    Increase in Accrued Expenses         22,600        12,700

     Net Cash (Used In)
      Provided by Operating
      Activities                         (8,700)      123,400

CASH FLOWS (USED IN)
 FINANCING ACTIVITIES:
  Repayment of Debt                     (14,300)     (14,200)


CASH FLOWS (USED IN)
 INVESTING ACTIVITIES:
  Purchase of Treasury Shares            (3,000)         -0-

NET (DECREASE) INCREASE IN CASH         (26,000)     109,200

CASH - Beginning of Period              473,400      210,900


CASH - End of Period                   $447,400     $320,100

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1998



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

                           JUNE 30, 1998




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



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                          June 30,      December 31,
                           1998         1997
                          (Unaudited)   (Unaudited)

Finished Goods             $ 49,000        $ 39,900
Work-in-Process             238,000         193,700
Raw Materials               110,800          90,100
Manufacturing Supplies       44,000          35,800

                 Total     $441,800        $359,500

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1998



NOTE 4 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the company entered into an agreement, amended in 1997, which calls for payments to its chief executive officer upon his reaching the age of 65, provided that he has not voluntarily terminated his employment prior to that event. Such agreement further provides that in the event of death or termination of employment of the officer prior to age 65, such payments are to commence during the month subsequent to such event. Assuming his continuous employment until age 65, the terms of the agreement call for the executive to receive $25,000 per month for the 12-month period from November 1, 1998 to October 31, 1999 and $6,666,66 per month for the following 60 consecutive months.

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



NOTE 5 -  LOANS PAYABLE - APPLE BANK:

Effective February 29, 1994, the Company and Apple Bank for Savings (the "Bank") entered into a restructuring Agreement, whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the "Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990 Loans").




                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1998



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

                           JUNE 30, 1998



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

E. Having met, in 1994 and 1995, certain particular financial performance standards as called for in the January 31, 1994 Debt Restructuring Agreement, the Company has qualified in full for the Forgiveness of specific elements of its debt. While according to the terms of the Agreement, the actual forgiveness is due to be formally granted on "the interim Maturity Date" which will occur in March 1999, the Company has, in the interests of more accurately describing its over-all debt situation, decided to adopt those changes in its current and future reports. The forgiveness will cover all of the principal and accrued interest on Term Loan D and all of the accrued interest on both Term Loans A and C, as more fully described in the above-referenced Debt Restructuring Agreement.

All the Company's Assets are pledged to the foregoing loans.

In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company.


NOTE 6 -       STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in
Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of June 30, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of June 30, 1998, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. If is not so approved by the stockholders of the Company, any options granted under the 1997 Plan will be rescinded and void. The plan has not been approved at June 30, 1998.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1998




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

                   $865,600

Item 2.   Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

After many years of steadily reducing losses, the Company finally succeeded in crossing over into gradually increasing profitability in 1996 and 1997. During the First Quarter of 1998, however, the Company encountered several conditions that resulted in a loss for the period. First, there was the absence of previously available "opportunity" business that, while helpful, really plays no role in the Company's long-term plans. Next, more critical, the Company also failed to increase its shipments against a large backlog of orders for strategic core-technology products. This failure, in the opinion of Management, exposed the need to reduce middle-management's concentration on defensive survival strategies and to increase the efforts needed for aggressive growth. Re-assignment of middle-management personnel for the Second Quarter showed a marked improvement in getting product shipped, producing a significant rebound in Sales volume and helping the Company recover from a short bout of what it considers temporary "growing pains".

With the restructuring of its Bank debt in early 1994, the Company achieved a significant easing of its debt obligations. That new Agreement, however, called for a large "balloon" payment on its Mortgage Note and the commencement of payments on two other Notes early in 1999. The Company has already accumulated the required funds for that balloon payment, but the fact that it is due within twelve-months of this report means that such amount must be included in Current Liabilities. Also included in Current Liabilities starting in 1998 are several payments under the Company's Deferred Compensation Agreement with its Chief Executive Officer. The combined effects of all the above debt obligations increases Current Liabilities to $763,600 from the $188,300 which showed at December 31, 1997. While the Company's present cash position is enough to fund the Bank debt payments due in early 1999, the Deferred Compensation Agreement may not also be covered. In such case, the terms of the present agreement may have to be renegotiated to better match the then-current financial conditions of the Company. Due to the above obligations, the Company's ratio of Current Assets to Current Liabilities has dropped to 1.54:1. If Deferred Compensation is entirely removed from the calculation, the Current Ratio would drop to only 2.09:1, although no assurance can be given that such will be the result of any possible renegotiation.

Management has continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts with potential lenders or investors are always in some state of motion, but no assurance can be given of any positive outcome. For the immediate future, the Company is well able to support its ongoing operations, although Working Capital has now dropped to $414,400. The decrease from $862,300 at December 31, 1997 came as a result of the large shift into Current Liabilities described earlier.

B.   RESULTS OF OPERATIONS

Sales in the Second Quarter of 1998 rose 12 percent from the same period last year, with $560,600 in the current period as compared to $503,200 in the Second Quarter of 1997. Most of the increase occurred in the Company's core-technology products which are based on micro-photovoltaics, and reversed the financial results of the immediately prior First Quarter. A more aggressive middle-management plan was instituted to deal more effectively with the Company's large backlog for photovoltaic (PV) Solid State Relays and PV MOSFET-drivers. One very bright spot has been the growth in total backlog from $622,400 at December 31, 1997 to $1.15 million at June 30, 1998.

Gross Profit margins in the current period and in the Second Quarter of 1997 were both approximately 32 percent. Selling, General and Administrative costs changed very little from period to period, with the result that the higher Sales volume in the current period had S, G & A at
16.8 percent of Sales, as compared to 19.0 percent in the same period last year. As a result of the higher Sales volume, Net Profit from Operations rose to $89,700 in the current period, as compared to $70,200 in the Second Quarter of 1997.

The Company also showed a Net Profit of $72,400 in the Second Quarter of 1998 as compared to a Net Profit of $52,000 in the Second Quarter of 1997. The Loss shown in the First Quarter of 1998 was the first interruption of profitable periods in recent times but, as explained earlier, it is considered by Management to have been only a temporary effect, already remedied by re-assignments of certain production responsibilities.

For the First Six-Months of 1998 the Company saw its Sales volume drop 7.0 percent, with $864,500 in the current year and $929,600 in the previous year. The decrease was the result of the poor showing in the First Quarter of this year. The Gross Profit margin for the First Six-Months of 1998 was
29.5 percent, as compared to 31.4 percent in the prior year when higher Sales volume was achieved. Selling, General & Administrative expenses were almost unchanged in both periods, with $181,500 in the current year and $175,700 in the previous year.

Net Operating Income for the First Six-Months of 1998 was $73,900 as compared to $116,100 for the First Six-Months of 1997, the decrease being caused by the poor performance in the First Quarter of 1998. Interest Expenses were essentially unchanged, with $34,600 in the current year and $36,500 in the prior year's First Six-Months.

Net Income for the First Six-Months of 1998 dropped to $48,200 as compared to $83,800 in the First Six-Months of 1997, again due to the poor performance in the First Quarter of 1998.

Addressing the bigger, longer-term picture, the Company has made great strides in dealing with its debt situation as well as its need for currently profitable operations. The debt picture has now entered a new phase in which, by the end of the next nine-months, significant repayment obligations come to the surface. The Company has already put in reserves enough cash to make the required "balloon" payment on the real estate Mortgage Note when that becomes due. Nonetheless, the Company is still searching for sources of funding to permit it to refinance its debt to more favorable terms. Even if debt-refinancing does not become possible, the Company expects to be able to continue supporting its ongoing operations from internally generated cash flow.

Beyond its debt situation, the Company currently has a significant order-backlog for core-technology products, with further increases anticipated in the not-too-distant future. There is developing an increasing positive background concerning projected future performance. A particularly encouraging element is the growing usage of the Company's patented photovoltaic MOSFET-drivers in a rapidly growing segment of the medical-electronics field. Looking back across the temporary First Quarter "valley," there is much reason for optimism that Management's goals of continued increases in sales and profits will be met. As always, and as demonstrated unfortunately in the recent First Quarter, risks of failure persist. Nonetheless, the Company is well back from the brink it once fought so desperately and successfully to avoid.

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

          (b)  Reports on  Form  8-K.   Listed below are Current Reports on
Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1998:

          None

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIONICS, INC.
                                       (Registrant)


Dated:    August 12, 1998              By: /s/Bernard Kravitz
                                           Bernard Kravitz,
                                           President

Dated:    August 12, 1998             By:  /s/Bernard Kravitz
                                           Bernard Kravitz,
                                           Principal Financial Officer