Form 10QSB
period 1998-09-30
DIONICS INC
filed 1998-11-12
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1998

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

            Common, $.01 par value per share: 3,683,678
                outstanding as of November 1, 1998
               (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                 Period Ended September 30, 1998



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


                        September 30, 1998



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

                           DIONICS, INC.

                      CONDENSED BALANCE SHEET


                                    SEPTEMBER 30,     DECEMBER 31,
                                       1998              1997
                                    (UNAUDITED)       (UNAUDITED)

A S S E T S

CURRENT ASSETS:
  Cash                              $  472,800        $  473,400
  Accounts Receivable - Trade
  (Less Estimated Doubtful
  Accounts of $10,000 in 1998
  and $10,000 in 1997)
  -  Note 2                            274,200           192,300
  Inventory - Notes 2 and 3            420,500           359,500
  Prepaid Expenses and Other
   Current Assets                       29,200            25,400

Total Current Assets                 1,196,700         1,050,600



PROPERTY, PLANT AND EQUIPMENT
 - Note 2
 (At Cost Less Accumulated
 Depreciation of $1,641,800
 in 1998 and $1,636,100 in 1997)       50,500             50,200



DEPOSITS AND OTHER ASSETS              18,700             20,200


     Total                         $1,265,900         $1,121,000

                           DIONICS, INC.

                      CONDENSED BALANCE SHEET


                                      SEPTEMBER 30, DECEMBER 31,
                                         1998          1997
                                      (UNAUDITED)   (UNAUDITED)

L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 2)                   $  410,000    $   26,700
  Accounts Payable                        56,800        54,400
  Accrued Expenses                        48,400        57,200
  Deferred Compensation Payable -
    Current (Note 4)                     275,000        50,000

     Total Current Liabilities           790,200       188,300


Deferred Compensation Payable -
  (Note 4)                               276,000       453,000
Long-Term Debt Less Current
  Maturities - (Note 5)                  398,700       802,900


     Total Liabilities                 1,464,900     1,444,200

CONTINGENCIES AND COMMENTS

SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    1998 and 3,848,222 in 1997           38,400        38,400
Additional Paid-in Capital            1,522,800     1,522,800
(Deficit)                            (1,536,700)   (1,663,800)

                                         24,500      (102,600)
Less: Treasury Stock at Cost
  171,063 Shares in 1998 and
  164,544 Shares in 1997               (223,500)     (220,600)

     Total Shareholders'
      Equity (Deficit)                 (199,000)     (323,200)


          Total                      $1,265,900    $1,121,000

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS


                                        THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                      1998           1997
                                   (UNAUDITED)     (UNAUDITED)


SALES                              $  523,900       $ 450,000

COST AND EXPENSES:
 Cost of Sales (Including
 Research and Development Costs)      342,800         308,700
  Selling, General and
  Administrative Expenses              91,000          78,700

     Total Costs and Expenses         433,800         387,400


NET INCOME FROM OPERATIONS             90,100          62,600

DIVIDENDS AND OTHER INCOME              6,100           3,000
                                       96,200          65,600

OTHER DEDUCTIONS
 Interest Expense                      17,300          18,200


NET INCOME FOR THE PERIOD          $   78,900      $   47,400

NET INCOME PER SHARE -
  Basic                            $    .0215      $    .0129

  Diluted                          $    .0213      $    .0126

Average Number of Shares
 Outstanding Used in
 Computation of Per Share
 Income -   Basic                   3,677,159       3,683,678

    Diluted                         3,708,183       3,751,860

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS


                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                           1998         1997
                                         (UNAUDITED)  (UNAUDITED)


SALES                                     $1,388,400   $1,379,600

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                   951,900      946,500
  Selling, General and
   Administrative Expenses                   272,500      254,400

     Total Costs and Expenses              1,224,400    1,200,900


NET INCOME FROM OPERATIONS                   164,000      178,700

DIVIDENDS AND OTHER INCOME                    15,000        7,200

                                             179,000      185,900
OTHER DEDUCTIONS:
  Interest Expense                            51,900       54,700


NET INCOME FOR THE PERIOD                 $  127,100   $  131,200

NET INCOME PER SHARE -
  Basic                                   $    .0346   $    .0356

  Diluted                                 $    .0341   $    .0350

Average Number of Shares
 Outstanding Used in Computation
  of Per Share Income  Basic               3,677,159    3,683,678

    Fully Diluted                          3,723,480    3,751,860

                           DIONICS, INC.

                 CONDENSED STATEMENT OF CASH FLOWS



                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         1998       1997
                                        (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $ 127,200    $ 131,200
Adjustment to Reconcile Net Income to
 Net Cash Provided from Operating
 Activities:
  Depreciation and Amortization              5,800        9,300
  Deferred Compensation and
   Related Interest                         47,800       45,100
  Changes in Operating Assets
   and Liabilities:
    (Increase) Decrease in Accounts
      Receivable                           (81,900)     (8,600)
    (Increase) Decrease in Inventory       (61,000)     56,700
    (Increase) Decrease in Prepaid
     Expenses and Other Current Assets      (3,800)     12,700
    (Increase) Decrease in
      Deposits and Other Assets              1,500       1,600
    Increase (Decrease) in
     Accounts Payable                        2,400      (6,500)
    Increase (Decrease) in
     Accrued Expenses                       (8,700)    (13,000)

Net Cash Provided from
 Operating Activities                       29,200     228,500

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Repayment of Debt                        (20,900)    (21,300)


CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchase of Equipment                     (6,000)         -0-
  Purchase of Treasury Shares               (2,900)         -0-
NET (DECREASE) INCREASE IN CASH               (600)    207,200

CASH - Beginning of Period                 473,400     210,900


CASH - End of Period                      $472,800    $418,100

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998


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

                        SEPTEMBER 30, 1998


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

NOTE 3 - INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                 September 30,  December 31,
                                 1998           1997
                                 (Unaudited)    (Unaudited)

Finished Goods                   $ 46,600       $ 39,900
Work-in-Process                   226,700        193,700
Raw Materials                     105,400         90,100
Manufacturing Supplies             41,800         35,800

                 Total           $420,500       $359,500

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998


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



NOTE 5 -  LOANS PAYABLE - CADLE COMPANY:

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

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998




NOTE 5 -  LOANS PAYABLE - CADLE COMPANY: (Continued)

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

The new $415,000 Mortgage Loan ("Mortgage Loan B") has a five-year term and bears interest at of 7.5 percent. For the first two years of Mortgage Loan B, the Company is obligated to pay interest only, on a monthly basis. Thereafter, monthly payments will include interest plus the amount of $1,921.30, which began in April 1996, towards reduction of debt. At the end of the five-year period, the then-remaining principal ($347,754.50) will be due.

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

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998


NOTE 5 -  LOANS PAYABLE - CADLE COMPANY - (Continued)

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


NOTE 6 -       STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in
Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of September 30, 1998, 130,000 options were available for future grant. The 1997 Plan is subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan. The plan has been approved at September 30, 1998.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998



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

                                $865,600

Item 2.   Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

     After many years of steadily reducing its losses, the Company finally crossed into increasing profitability for the full-years 1996 and 1997. In the First Quarter of 1998, however, the Company briefly showed a loss again, at which time it was found necessary to shift certain mid-management assignments in order to gain more aggressive pursuit of the Company's numerous growth opportunities. The temporary "growing pains" were overcome by those reassignments and were soon followed by a strong rebound to profitability in both the Second and Third Quarters of 1998.

     The Company had earlier achieved significant easing of its debt obligations through a favorable restructuring of Bank debt in January of 1994. That new Agreement, however, called for a large (almost $350,000) "balloon" payment on its Mortgage Note plus the commencement of payments on two other Notes, all early in 1999. The Company fortunately has already accumulated the required funds for the balloon payment, resulting from its recently profitable and cash-flow-positive operations, but the fact that this payment is due within twelve-months of this report means that such amount must be included under Current Liabilities on the Balance Sheet. Also now included in Current Liabilities are a number of payments under the Company's Deferred Compensation Agreement with its Chief Executive Officer. The combined effects of all the above debt obligations increases Current Liabilities to $790,200 from the $188,300 which showed at December 31, 1997. Total Liabilities, however, have only increased $20,700 in the same period of time. While the Company's present cash position is enough to cover the Bank debt payment that is due in early 1999, the Deferred Compensation Agreement may not be adequately funded. In such case, the terms of the present agreement may have to be renegotiated to better match the then-current financial condition of the Company. Due to the above obligations, the Company's ratio of Current Assets to Current Liabilities has dropped to 1.51:1. If Deferred Compensation is entirely removed from the calculation, the Current Ratio would drop to only 2.32:1, although no assurance can be given that such will be the result of any renegotiation.

     Management has also continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts with potential lenders or investors are always in some state of motion, but no assurance can be given of any positive outcome. At the time of this writing early in November of 1998, the Company has successfully negotiated with and received a Letter of Commitment from a prospective lender, regarding a refinancing of the above-referenced Mortgage Note in an amount of $385,000. If successfully completed, this transaction will provide the funds needed to make the balloon payment referred to earlier, but would, for a limited time, require a reduction on the Deferred Compensation payments. Since there are still several hurdles to be overcome, it would be premature at this time to assume that there will be a successful completion of this refinancing, although Management is encouraged regarding those prospects. Meanwhile, the Company is well able to support its ongoing operations. Working Capital has, however, dropped to $406,500, down from $862,300 at December 31, 1997 as a direct result of the previously described large shift forward in Current Liabilities.

B.   RESULTS OF OPERATIONS

     Sales in the Third Quarter of 1998 rose 16.4 percent over the same period last year, reaching $523,900 in the current period as compared to $450,000 in the Third Quarter of 1997 and $419,800 in the Third Quarter of 1996. Most of the increase occurred in the Company's core-technology products based on micro-photovoltaics, and also traced partly to a First Quarter shift toward a more aggressive middle-management team.

     Gross Profit in the Third Quarter of 1998 was 34.5 percent of sales, as compared to 31.4 percent in the same period last year and 29 percent in the Third Quarter of 1996. These improvements represent steady progress based on moderately increased sales volume as against many items of relatively fixed costs.

     Selling, General and Administrative costs for the Third Quarter of 1998 were 17.4 percent of sales, relatively unchanged from the same period last year and down very slightly from the 18.1 percent recorded in the Third Quarter of 1996.

     Net Income for the Third Quarter of 1998 rose 66.5 percent to $78,900, up from $47,400 in the same period last year and $28,700 in the Third Quarter of 1996.

     For the Nine-Months of 1998, total sales volume reached $1,388,400, essentially matching the $1,379,600 level of the same period last year, but well up from $1,104,600 for the Nine-Months of 1996. By matching the 1997 Nine-Month sales total, the Company fully recovered from its First Quarter 1998 slip, caused by the temporary "growing pains" cited earlier.

     In terms of Net Income for the Nine-Months of 1998, the Company essentially matched the level achieved in the same period last year, with $127,100 in the current period and $131,200 in the Nine-Months of 1997. These compare favorably to the $26,700 in the same period of 1996.

     Addressing its bigger, long-term picture, the Company has made great strides in dealing with its debt situation as well as its need for currently profitable operations. The debt picture has now entered a new phase in which, in the next several months, significant repayment obligations come to the surface. The Company has already put into reserves enough cash to make the required "balloon" payment on its real-estate Mortgage Note when that becomes due, but Management has continued to search for refinancing opportunities on more favorable terms. As described earlier, the Company has already received a Letter of Commitment from a prospective lender and is hopeful of successfully closing on this refinancing before the end of the year. Although certain issues still remain to be addressed, and thus no assurance can yet be given concerning a successful outcome, Management is encouraged to believe that such will be the case. Even if a refinancing does not materialize, the Company expects to be able to continue supporting its ongoing operations from internally generated cash flow.

     Beyond its debt situation, the Company currently has a significant order-backlog for core-technology products which should support continuing growth in sales. There is particularly encouraging evidence for growth within the Company's patented micro-photovoltaic product lines and their markets. These include Solid State Relays used in computer-controlled flight-control systems aboard the AIRBUS aircraft, as well as rapidly growing use of MOSFET-drivers for certain segments of the medical-electronics field. Looking back at the recovery the Company has made in recent years, and the build-up in momentum, there is much reason for optimism that Management's goal of continued increases in sales and profits will be met. As always, risks of failure or at least disappointment persist, but the Company is stronger now and is well back from the brink it once fought so desperately and successfully to avoid.

                   PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote
          of Security-Holders

          Pursuant to a Consent Statement dated August 13, 1998, the Registrant solicited written consents of its stockholders with respect to the Registrant's 1997 Incentive Stock Option Plan. The Consent Statement provided that written consents would be tabulated on September 10, 1998. On such date, such tabulations, which resulted in the approval and adoption of the Registrant's 1997 Incentive Stock Option Plan, were as follows: 2,342,652 affirmative votes, 37,942 negative votes and 22,450 votes abstained.


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  There are no exhibits applicable to this Form 10-
               QSB.

          (b)  Reports on Form 8-K.   Listed  below  are Current Reports on
               Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1998:

               None

                            SIGNATURES


     In  accordance  with  the  requirements  of  the  Exchange  Act,   the
Registrant   caused  this  Report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

                                         DIONICS, INC.
                                         (Registrant)


Dated:    November  10, 1998             By:  /s/Bernard Kravitz
                                              Bernard Kravitz,
                                              President

Dated:    November  10, 1998             By:  /s/Bernard Kravitz
                                              Bernard Kravitz,
                                              Principal Financial Officer