Form 10QSB/A
period 1998-09-30
DIONICS INC
filed 1999-01-26
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                        FORM 10-QSB/A

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

                           EXPLANATORY NOTE

Dionics, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 solely for the purpose of amending Management's Discussion and Analysis or Plan of Operation to address the year 2000 issue.

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

A.   YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using
"00" as the year 1900 rather than the year 2000.   This could
result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

Based on recent assessments, the Company determined that its critical software (primarily widely used software packages) and all of its critical business systems, including manufacturing instrumentation, already are year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. In this regard, the Company believes its greatest year 2000 risk for disruption to its business is the potential noncompliance of third parties. As a result, the Company has initiated communications with third parties with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable to the third parties failure to make their systems year 2000 compliant. To date, the Company is still continuing to gather information from such other important third parties.

The Company currently does not have a contingency plan in the event of a particular system, including the systems of material third parties, are not year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurances can be given that there will be no interruption of operations in the year 2000 the Company believes (and assuming that third parties with whom the Company has material business relationships successfully remediate their own year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

The Company has used and will continue to use internal resources to resolve its year 2000 issue. Costs incurred to date by the Company have not been material. The Company currently expects that the total cost of these programs will not exceed $20,000.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to its Form 10-QSB on
Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIONICS, INC.
                                      (Registrant)



Dated: January 26, 1999               By:/s/Bernard Kravitz
                                         Bernard Kravitz,
                                         President