Form 10KSB
period 1998-12-31
DIONICS INC
filed 1999-03-15
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                         FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 1998

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

State Issuer's revenues for its most recent fiscal year:  $1,943,700.

As of March 1, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,250,212 shares) was approximately $1,054,787. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 1, 1999 was 3,683,678 (excluding 164,544 treasury shares).

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

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 1998.

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

     (vi) Customers to whom, for the fiscal year ended December 31, 1998, sales were made equal to approximately 10% or more of the Company's sales:

                                        Approximate
                                        Percentage
               Name                     of Business

               Customer "A"             15.5%
               Customer "B"             14.3%
               Customer "C"             12.7%

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

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 1997 $622,400, and at December 31, 1998 $902,000.

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

                         1996 -  $ 35,000
                         1997 -  $ 40,000
                         1998 -  $ 45,000

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

     (xii) The number of persons employed by the Company is 28. The Company's employees are not represented by unions and/or collective bargaining agreements.

Item 2.   Description of Property.

     The Company's executive offices are located at 65 Rushmore Street, Westbury, New York, which property is owned by the Company (sometimes herein referred to as the "Westbury Property").

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

     The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during 1997 and 1998.

               Period                    Bid Prices

               1997                     High        Low
               First Quarter            .28         .14
               Second Quarter           .20         .16
               Third Quarter            1-5/16      .17
               Fourth Quarter           1-5/8       3/8

               1998                     High        Low
               First Quarter            1.00        7/16
               Second Quarter           7/8         3/8
               Third Quarter            5/8         3/8
               Fourth Quarter           7/8         5/16

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     (b)  Holders.

     As of March 1, 1999 there were approximately 405 record holders of the Company's Common Stock.

     (c)  Dividends.

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

Item 6.   Management's Discussion and Analysis or Plan of
Operation.



A.   LIQUIDITY AND CAPITAL RESOURCES

     In the year-ended December 31, 1998, the Company continued its recent trend of steady financial improvements, both in terms of operating performance and balance sheet quality. Having shown a profit in 1996 for the first time in many years, the Company followed with a considerable improvement in 1997 and now another substantial improvement in 1998. This marks three consecutive years of growing profitability.

     The Company has been recuperating from the effects of numerous adverse business conditions tracing as far back as 1987 and, working only with its very limited, sometimes "negative" Working Capital, it has not only survived but now appears to have solidly "turned the corner." In view of the favorable outlook for continued annual improvements, it may be useful to briefly review some of the key developments that have helped bring the Company to its presently improved status.

     Effective January 31, 1994 the Company had signed a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," successfully completing negotiations for the full restructuring of all its debts with that Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing "default" status, culminating finally in the sale of one of its two factory buildings in order to partially reduce its debt-balance. With the signing of this new Agreement, the previous default condition was cured, an amount of $376,147 in past-due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company.

     In addition to the benefits of the above Agreement, by December 31, 1994 favorable settlements of several other large Accounts Payable debts had provided the Company with $112,900 more in Forgiveness of Indebtedness, further easing its debt obligations. (In September 1994 the above loans were purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     By December 31, 1995, the Company had also fully met certain financial performance standards called for in the new Bank Agreement, and thus qualified for additional Forgiveness of both Debt and Deferred Interest for a total of $213,300. See Note 5 to the financial statement for a more detailed description of the Restructuring Agreement. Subsequently, with profitable performances in 1996, 1997 and 1998 the Company generated substantial further improvements to its financial condition.

     It is noteworthy that in December 1998 the Company successfully refinanced its real-estate mortgage loan and thus avoided the need to make a March 1999 "balloon" payment of $350,000. Also, as a requirement of the refinancing process, the Company's property underwent an independent appraisal that showed it to have a current market-value that is $750,000 higher than the heavily-depreciated value on the Company's balance sheet. This suggests that the "true" Net Worth of the Company at December 31, 1998 is a positive $641,500 instead of the negative ($108,500) arrived at by more conventional accounting methods.

     Notwithstanding the excellent financial performance of 1998, it was still concluded by Management that, in view of the near-term cash needs for the Company's debt and other obligations, the expenditure of a significant portion of its cash resources for fully-audited financial reports would still not be wise. Instead, as in 1997, the Company utilized its non-independent accounting firm to perform an Accountant's Review for this filing. It should be noted that an Accountant's Review meets considerably higher quality reporting standards than the Accountant's Compilation used in years before 1996. The quality of the 1998 financial data was further enhanced through a written confirmation of Accounts Receivable & Accounts Payable, plus a sample-checking verification of the Company's year-end Inventory.

     Further concerning the need for the Company to maximize its cash position is the fact that during 1999 it will be facing certain new payment obligations that will require substantial cash on hand. See Notes 4 and 5 in the financial statement, entitled DEFERRED COMPENSATION PAYABLE and LOANS PAYABLE - APPLE BANK, respectively. Commencing in April 1999, the Company enters the second five-year period of its Apple Bank Loan Agreement, and will then begin the 60-month pay-down of a total of $451,350 in debts, plus interest. These payments will be in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, beginning January 1, 1999. At present, although the combined effects of the above obligations represent substantial cash requirements, it is Management's opinion that current cash reserves plus anticipated positive cash flow from operations should permit them to be met.

     Conversely, relieving the Company's cash requirements was the recently completed refinancing of its real-estate mortgage loan. A favorable 8.23% new interest rate for five-years pales by comparison, however, to the benefits of having avoided a $350,000 "balloon" payment that was due in March 1999. Critical to the securing of that very desirable refinancing was the willingness of the Chief Executive Officer to accept the new lender's demand for a further amendment of his Deferred Compensation Agreement in which certain monthly payments to him were significantly reduced and delayed. (See Note 4.) Therefore, to compensate the Chief Executive, and to provide security for his remaining interests in the amended agreement, a second-mortgage against the Company's real-estate property was issued in his name.

     The Company's Cash account continued to grow as a result of profitable operations, rising to $606,100 at December 31, 1998 as compared to $473,400 at December 31, 1997 and $210,900 at December 31, 1996. The ratio of Total Current Assets to Total Current Liabilities was 4.27:1 at December 31, 1998, down slightly from the 5.58 level of the past two years resulting from the recent increase in the Current portions of Long-term Debt plus Deferred Compensation Payable. Nonetheless, to the extent that the Current Ratio is indicative of near-term financial strength, the above level of
4.27 may be considered a very positive sign for the Company.

     Working Capital also continued to improve, reaching $1,002,900 at December 31, 1998, as compared to $862,300 at December 31, 1997, $717,700 at December 31, 1996 and $585,600 at December 31, 1995. The continuing positive trend reflects improvements in operations over the past several years, with the obvious upgrading of the Company's LIQUIDITY. Capital expenditures in 1998 and 1997 were not at material levels, but may increase moderately in 1999.

     A further result of the Company's slow but steady improvements over the last several years has been the upgrading of its Net Worth. As far back as 1992, the Company's Net Worth was a negative $1,273,000, which then progressed to a negative $730,300 in 1993, a negative $694,900 in 1994, a negative $527,300 in 1995, a negative $469,300 in 1996, a negative $323,200 in 1997 and now a negative $108,500 in 1998. In addition, as was noted earlier, the Company's real-estate property was independently appraised with a market-value $750,000 more than the heavily-depreciated value shown on the Balance Sheet. This suggests that the "true" Net Worth of the Company at December 31, 1998 is a POSITIVE $641,500 as opposed to the NEGATIVE $108,500 arrived at by conventional accounting methods.

     Management has been continuing its search for sources of additional financing to provide further growth momentum for the Company. Several contacts are always active with potential lenders or acquirors, and it is believed that continuing improvements in the Company's operating performance and Balance Sheet should enhance those efforts, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its current operations, while making efforts to further strengthen both profitability and positive cash flow results. Management is very encouraged by recent improvements in both those directions.


B.  RESULTS OF OPERATIONS

     Operating results for 1998 showed an increase of 7.9% in sales volume, with $1,943,700 as compared to $1,801,500 in 1997 and $1,521,600 in 1996.
Of greater significance, the Company showed a Net Profit of $214,700 for the year-ended December 31, 1998, an increase of 46.9% over the $146,100 level of 1997 and 283% higher than the $56,000 level of 1996.

     The Gross Profit margin for 1998 rose slightly to 33.2% as compared to 29.8% in 1997 and 31.3% in 1996. This improvement came as new direct labor personnel were hired and trained, with the gradual diminishing of their inefficiencies.

     Selling, General & Administrative Expenses continued to drop very slightly as a percentage of sales, with 19.6% in 1998, 20.1% in 1997 and 23.0% in 1996.

     Research & Development expenditures rose slightly again to $45,000 in 1998 from $40,000 in 1997 and $35,000 in 1996. These levels reflect primarily the limited funds available for R&D, as well as a continuing emphasis on the sale of already existing products. The Company has numerous fully-developed and almost-fully-developed products which it is trying to market more extensively, although it does engage in a limited amount of new product development. As the higher priority needs for consistent profitability and debt service are met, the Company may be free to devote more resources to R&D.

     Interest Expense for 1998 was $68,000, compared to $65,400 in 1997 and $70,400 in 1996.

     In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank, and the need for currently profitable operations. With the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem area was put onto a manageable basis. The Company is no longer in default and appears able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company was also able to further reduce that debt, first by meeting certain financial performance standards in 1994 and 1995, and then through debt reduction payments that commenced in 1996. A major element of debt-relief was achieved during 1998 with the refinancing of the Company's real-estate mortgage loan and the resulting avoidance of a $350,000 "balloon" payment that would have been due in March 1999.

     Concerning its second basic problem, the need for currently profitable operations, the Company appears to have solidly "turned the corner" and has now shown three consecutive years of increasing profits. Another bench-mark of progress is the fact that the Company ended the year of 1998 with a record order back log, in excess of $900,000. This follows the Company's having done a remarkable job of both surviving with little or no working capital and also managing to consistently make slow but steady improvements in financial performance. While earlier cost-reduction efforts were able to keep the Company alive, it was only through increases in Sales volume in 1998, 1997 and 1996 that the Company was able to show any profits. The Company must now continue to stimulate increased use of its photovoltaic
(PV) Solid State Relay and PV MOSFET-driver product lines, where prospects for growth look excellent, the latter product having found an area of potentially major growth in the medical electronics market. Management is determined to continue pursuing growth in Sales and Profits, and to succeed in this challenge as it has in the challenges of both debt-resolution and the need to return to profitability. Risks of failure persist, of course, as they do in any commercial venture but the Company, having struggled back from the brink of failure, now appears closer to the brink of success.


C.  YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs having been written using two digits, rather then four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

     Based on recent assessments, the Company determined that its critical software (primarily widely-used software packages) and all of its critical business systems, including manufacturing instrumentation, are already year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

     The Company is also actively working with critical suppliers at products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. In this regard, the Company believes its greatest year 2000 risk for disruption to its business is the potential noncompliance of third parties. As a result, the Company has initiated communications with third parties with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems year 2000 compliant. To date, the Company is still continuing to gather information from such other third parties.

     The Company currently does not have a contingency plan in the event a particular system, including the systems of material third parties, are not year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurance can be given that there will be no interruption of operations in the year 2000, the Company believes (and assuming that third parties with whom the Company has material business relationships successfully remediate their own year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

     The Company has used and will continue to use internal resources to resolve its year 2000 issue. Costs incurred to date by the Company have not been material and the Company currently expects that the total cost of these programs will not exceed $20,000.

     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT
MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE INFORMATION.   SHOULD
CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR UNEXPECTED ADVERSE EVENTS OCCUR, THE COMPANY MAY NOT REACH MANAGEMENT'S GOALS.

Item 7.   Financial Statements.

     See pages F-1 through F-10.   In addition, see Part II, Item 6 for
information as to the Company's decision to file unaudited financial statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of  the Exchange Act.

     Identity of Directors:

                           Position and Offices     Director
Name                 Age   with Company             Since

Bernard Kravitz      65    President, Secretary,    1969
                           Treasurer

Solomon Berkowitz    76    None(1)                  1975

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.


(1) A partner in Ernest D. Loewenwarter & Co. LLP, Certified Public Accountants, which firm performs non-audit accounting services for Company.

     Identity of Executive Officers:
                                                  Officer
Name                Age   Position                Since

Bernard Kravitz     65    President, Secretary,   1969
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

     (ii) Solomon Berkowitz is a certified public accountant and has, for more than the past five years, been a partner in the accounting firm of Ernest D. Loewenwarter & Co. LLP, which firm performs non-audit accounting services for the Company. During 1998, fees of $14,950 were paid to such firm.

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

     To the Company's knowledge, with respect to the year ended December 31, 1998, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1998, was an officer, director and greater than ten percent beneficial owner, were complied with.

Item 10.  Executive Compensation.

     Summary Compensation Table:

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1998, 1997 and 1996, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 1998 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                    Summary Compensation Table

                                   Annual Compensation(1)

Name and Principal       Fiscal
Position                 Year      Salary         Bonus
Bernard Kravitz,         1998      $101,600       $0
President                1997      $104,400       $0
                         1996      $ 97,400       $0

                                   Long-Term
                                   Compensation

                                   Restricted   Shares
Name and Principal       Fiscal    Stock        Underlying
Position                 Year      Awards       Options
Bernard Kravitz,         1998      $0           0
President                1997      $0           0
                         1996      $2,000(2)    0
___________________________

(1) Does not include matching contributions paid by the Company for Mr. Kravitz during 1996, 1997 and 1998 of $3,638, $2,556 and $4,064, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 1996, 1997 and 1998 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. (See subsections "Bonus and Deferred Compensation" and "Compensation pursuant to plans" elsewhere herein under Item 10).

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

     In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan (see Part III, Item 12), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42{nd} month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned life insurance policy had a cash surrender value at December 31, 1998 of approximately $4,000, which is included in other assets. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure amounts due him under the deferred compensation agreement.

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

     See subsection "Summary Compensation Table" elsewhere herein under
Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 1996, 1997 and 1998.

     Compensation of Directors:

     During the year ended December 31, 1998, the Company's one non-employee director received no compensation for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 1999.

     Stock Option Plan:

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. No options were granted during 1998. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1998, 130,000 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     Termination of Employment and Change of Control Arrangements:

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1999, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

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

(2) Includes 932,374 shares of record and 12,578 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife.

(3) Does not include 123,069 shares owned by the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code, for which Mr. Kravitz and Mr. Gross serve as trustees.

Item 12.  Certain Relationships and Related Transactions.

     Effective as of January 31, 1994, the Company and Apple Bank for Savings (the "Bank") entered into a Restructuring Agreement whereby the Bank agreed to forgive a portion of existing indebtedness of the Company and to restructure the balance. In October 1988, the Company had obtained from the Bank a Commercial Equity Line in the original principal amount of $1 million (the "Original Mortgage") and in 1990 the Company had obtained certain other asset-based loans from the bank in the principal amount of $283,850 (the "1990 Loans"). Pursuant to the Restructuring Agreement: (i) the Bank agreed to forgive $376,146.59 of accrued and unpaid interest stemming from the Original Mortgage and the 1990 Loans; (ii) the 1990 Loans were replaced by a new term loan in the principal amount of $283,850, (the "$283,850 Term Loan") structured over two five-year periods; (iii) the remaining balance of $750,000 outstanding on the Original Mortgage was replaced by a new $415,000 Mortgage Loan (the "Mortgage Loan") plus two additional Term Loans of $167,500 each (the "$167,500 Term Loan" and the "Additional $167,500 Term Loan").

     Pursuant to the Restructuring Agreement, the $283,850 Term Loan and the $167,500 Term Loan would also be convertible, at the Bank's sole discretion, into Common Stock of the Company at prices ranging from $.75 per share to $1.25 per share provided that the Bank could not acquire more than 15 percent of the number of then outstanding shares of the Company's Common Stock. Such convertibility rights expired upon payment in full of the balance due on the Mortgage Loan (see below) which occurred on December 31, 1998.

     In addition, pursuant to the Restructuring Agreement, the Bank agreed that contingent upon the Company achieving certain financial performance levels during 1994 and 1995, the Bank would forgive, at the end of the first five-year period, all the deferred interest accrued on the $283,850 Term Loan and the $167,500 Term Loan as well as all of the principal of and accrued interest on the Additional $167,500 Term Loan.

     In September 1994, the Company was advised that the foregoing loans were purchased from the Bank by D.A.N. Joint Venture, a Limited
Partnership, an affiliate of the Cadle Company ("D.A.N. Joint Venture").

     As of December 31, 1998, and pursuant to a loan agreement entered into with The Money Store Commercial Mortgage, Inc., the Company obtained a new mortgage loan in the principal amount of $384,685 (the "Money Store Mortgage Loan"). Of such amount, $358,232 was used to satisfy in full the balance due on the Mortgage Loan. The Money Store Mortgage Loan is secured by a first mortgage on the Company's Westbury Property.

     In connection with the above described refinancing, D.A.N. Joint Venture confirmed and acknowledged that all the deferred interest accrued on the $283,850 Term Loan and the $167,500 Term Loan was forgiven, discharged and canceled and that all of the principal of and accrued interest on the Additional $167,500 Term Loan was forgiven, discharged and canceled.

     As a result, the only remaining loans due D.A.N. Joint Venture are the $283,850 Term Loan and the $167,500 Term Loan. Such loans have paid interest only during the first five year period which ends March 31, 1999. During the second five-year period, the balances due are required to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balances. All of the Company's assets, other than the Westbury Property, are pledged to the foregoing remaining loans due to D.A.N. Joint Venture.

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


                                   Dated: March 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature               Title                   Date



/s/Bernard Kravitz      President, Secretary,   March 12, 1999
Bernard Kravitz         Treasurer,  Director
                        (Principal Executive
                        Officer and Principal
                        Financial Officer)

/s/Solomon Berkowitz    Director                March 12, 1999
Solomon Berkowitz

                 ERNEST D. LOEWENWARTER & CO., LLP
                   CERTIFIED PUBLIC ACCOUNTANTS
                        10 EAST 40TH STREET
                     NEW YORK, N.Y. 10016-0200
                         TEL: 212-532-2777
                         FAX: 212-889-9899



Dionics, Inc.
65 Rushmore Street
Westbury, N.Y. 11590



We have reviewed the accompanying balance sheets of Dionics, Inc., as of December 31, 1998 and December 31, 1997, and the related statements of operations and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements are the representations of the management of Dionics, Inc.


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

                             /s/Ernest D. Loewenwarter & Co., LLP
                             ERNEST D. LOEWENWARTER & CO. LLP
                             Certified Public Accountants



New York, N.Y.
February 4, 1999

                           DIONICS, INC.

                           BALANCE SHEET


                                         December 31,
                                       1998           1997
                                       (Unaudited)    (Unaudited)


A S S E T S


CURRENT ASSETS:
  Cash                                  $   606,100    $  473,400
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 1998
    and 1997) Note 5                        262,100       192,300
  Inventory - Notes 3 and 5                 412,200       359,500
  Prepaid Expenses and Other
    Current Assets                           29,000        25,400

      Total Current Assets                1,309,400     1,050,600



PROPERTY, PLANT AND
  EQUIPMENT - Notes 4 and 5
    (At Cost Less Accumulated
      Depreciation of $1,647,800
      in 1998 and $1,636,100 in
      1997)                                  48,400       50,200

DEPOSITS AND OTHER ASSETS -
 Notes 2 & 4                                 52,500       20,200

   Total                                 $1,410,300   $1,121,000


All amounts have been rounded to the nearest $100.

See Accountants' Review Report

The accompanying notes are an integral part of this statements.

                           DIONICS, INC.

                           BALANCE SHEET

                                          December 31,
                                       1998         1997
                                       (Unaudited)  (Unaudited)
     L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                    $   70,500   $   26,700
  Accounts Payable                         37,700       54,400
  Accrued Expenses                         78,300       57,200
  Deferred Compensation Payable -
    Current (Note 4)                      120,000       50,000
 Total Current Liabilities                306,500      188,300

Deferred Compensation Payable -
  Non-Current (Note 4)                    446,800      453,000
Long-Term Debt Less Current
  Maturities - (Note 5)                   765,500      802,900

Total Liabilities                       1,518,800    1,444,200

SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
  Issued 3,848,222 Shares in 1998
    and 1997 (Note 6)                     38,400        38,400
Additional Paid-in Capital             1,522,800     1,522,800
Accumulated (Deficit)                 (1,449,100)   (1,663,800)
                                         112,100      (102,600)
Less: Treasury Stock at Cost
  164,544 Shares in 1998 and
  164,544 in 1997                       (220,600)     (220,600)

Total Shareholder's Equity
 (Deficit)                              (108,500)     (323,200)

 Total                                $1,410,300    $1,121,000


All amounts have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statement.

                           DIONICS, INC.

                      STATEMENT OF OPERATIONS


                                          DECEMBER 31,
                                    1998             1997
                                    (Unaudited)      (Unaudited)

SALES                               $1,943,700       $1,801,500

COST AND EXPENSES:
Cost of Sales
   (Including Research
    and Development Costs)           1,297,900        1,264,200
  Selling, General and
   Administrative
   Expenses                            381,000          362,400

Total Costs and Expenses             1,678,900        1,626,600

NET INCOME FROM OPERATIONS             264,800          174,900

DIVIDENDS AND OTHER INCOME              19,600           38,000

                                       284,400          212,900
OTHER DEDUCTIONS:
  Interest Expense                      68,000           65,400

NET INCOME FOR THE YEAR
  BEFORE INCOME TAXES                  216,400          147,500
INCOME TAXES - Note 7                    1,700            1,400

NET INCOME FOR THE YEAR             $  214,700       $  146,100

NET INCOME PER SHARE:
  Primary                                 .058       $     .040
  Diluted - Note 6                        .058             .039

Average Number of Shares
  Outstanding Used
  in Computation
  of Per Share Income
  Primary                            3,683,678        3,683,678

  Diluted (Note 6)                   3,726,035        3,758,570


All amounts have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statements.

                           DIONICS, INC.

                      STATEMENT OF CASH FLOWS

                                           DECEMBER 31,
                                    1998        1997
                                    (Unaudited) (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income                          $  214,700  $  146,100
Adjustment to
 Reconcile Net Income
 to Net Cash Provided from
 Operating Activities:
Depreciation and Amortization           11,700      12,500
      Deferred Compensation and
        Related Interest                63,800      60,100
Changes in Operating
Assets and Liabilities:
 (Increase) Decrease
 in Account Receivable                 (69,800)     38,100
(Increase) Decrease in Inventory       (52,700)     42,900
(Increase) Decrease
 in Prepaid Expenses
 and Other Current Assets               (3,600)      5,400
    (Increase) Decrease
  in Deposits and Other
      Assets                           (32,300)      2,900
    (Decrease) in Accounts Payable     (16,700)    (11,800)
    Increase (Decrease)
    in Accrued Expenses                 21,100      (5,200)
Net Cash Provided
 from Operating
 Activities                            136,200     291,000
CASH FLOWS FROM
INVESTING ACTIVITIES:
  Purchase of Equipment                 (9,900)        -0-
CASH FLOWS FROM
FINANCIAL ACTIVITIES:
 Restructuring (Repayment)
 of Debt                                 6,400     (28,500)
NET INCREASE IN CASH                   132,700     262,500
CASH - Beginning of Year               473,400     210,900
CASH - End of Year                  $  606,100  $  473,400


All amount have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statements.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1998 AND 1997

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

                    DECEMBER 31, 1998 AND 1997


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets. Depreciation is provided over the estimated useful lives of the individual assets using the straight- line method.

Machine and Equipment          8 Years
Testing Equipment              8 Years
Furniture and Fixtures        10 Years
Building Improvements         10 Years
Building                      25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987 and revised in 1998, as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.

Deferred Mortgage Costs

Costs related to the new Money Store Commercial Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs               $35,800  360 Months Starting 1/1/1999
b) Unamortized Prior Cost   16,200   94 Months

                           $52,000




                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1998 AND 1997


NOTE 3 -  INVENTORIES:
                           December 31,      December 31,
                           1998              1997
                           (Unaudited)       (Unaudited)

Finished Goods             $ 35,800          $ 39,900
Work-in-Process             258,600           193,700
Raw Materials                88,100            90,100
Manufacturing Supplies       29,700            35,800
       Total               $412,200          $359,500


NOTE 4 -    DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the Money Store Loan (see Note 5) a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and it's chief executive officer.

The Company executed a mortgage subordinate to the existing first mortgage (see note 5) secured by land and building at 65 Rushmore Street, Westbury, New York in favor of the chief executive officer to insure amounts due him on the deferred compensation agreement.

A new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments.

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned Life Insurance policy had a cash surrender value at December 31, 1998 of approximately $4,000, which is included in other assets.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996




NOTE 5 -    LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into between Dionics, Inc. and the Money Store Commercial Mortgage Inc. effective 12/31/1998.

The loan in the principal amount of $384,685 requires 360 monthly self liquidating payments. Interest is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months.

$358,232 of the above proceeds were used to satisfy the balance of the Mortgage due D.A.N. Joint Venture in full.

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, (Term Loan A") structured over two five-year periods. During the first five-year period, which ends 3/31/99, the Company pays interest only. During the second five-year period commencing 4/1/99 the balance due will be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance.

 Term Loan C - Due D.A. N. Joint Venture.

Another Term Loan ("Term Loan C") stemming from the Original Mortgage has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850 Term Loan A described in the Paragraph above.

In conjunction with the refinancing of the old mortgage D.A.N. Joint Venture confirmed and acknowledged that the old mortgage note was paid in full, that all accrued interest above the 2% stated rate and the principal and any accrued interest on Term Loan C was forgiven, discharged and cancelled.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1998 AND 1997

NOTE 6 -    STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in
Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1998, 130,000 options were available for future grant.


NOTE 7 -    INCOME TAXES:

Provision for Corporate Federal, State and Local Income taxes for the year 1998 is as follows:

                        Federal                None

                        State and Local        $1,700

                                               $1,700


As of December 31, 1998 the Company had available a federal operating loss carry forward of $591,800. This net operating loss originated in 1990 through 1992 and may be carried forward and expires as follows:

     Year of Origin     Amount         Carry Forward
                                       Expires In

     1990               $293,000       2005

     1991                 65,600       2006

     1992                233,200       2007

                        $591,800