Form 10QSB
period 1999-03-31
DIONICS INC
filed 1999-05-13
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 1999

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

            Common, $.01 par value per share: 3,683,678
                   outstanding as of May 1, 1999
               (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                    Period Ended March 31, 1999



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


                          March 31, 1999




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

          The results of operations for the three months ended March 31,

1999 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1999.

          These condensed statements should be read in conjunction with the

Company's financial statements for the year ended December 31, 1998.

                           DIONICS, INC.

                          BALANCE SHEETS


                                    MARCH 31,        DECEMBER 31,
                                    1999             1998
                                    (UNAUDITED)      (UNAUDITED)

A S S E T S


CURRENT ASSETS:
Cash                                 $  628,900       $  606,100
Accounts Receivable
Trade (Less Estimated
Doubtful Accounts of
$10,000 in 1999
and $10,000 in 1998)
- (Note 2)                              185,900          262,100
Inventory
- (Notes 2 and 3)                       522,200          412,200
Prepaid Expenses
and Other
Current Assets                           24,100           29,000

Total Current Assets                  1,361,100        1,309,400


PROPERTY, PLANT
 AND EQUIPMENT
 - (Notes 2 and 4)
At Cost
 -  Less Accumulated
Depreciation of
$1,648,500 in 1999
and $1,647,800 in 1998                  50,000           48,400


DEPOSITS AND
OTHER ASSETS
- (Notes 2 and 4)                       52,000           52,500


Total                               $1,463,100       $1,410,300

                           DIONICS, INC.

                          BALANCE SHEETS

                                    MARCH 31,        DECEMBER 31,
                                    1999             1998
                                    (UNAUDITED)      (UNAUDITED)

L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion
of Long-Term
Debt - (Note 5)                     $   93,100       $   70,500
Accounts Payable                       103,500           37,700
Accrued Expenses                        49,500           78,300
Deferred Compensation
Payable -
Current - (Note 4)                     150,000          120,000

Total Current Liabilities              396,100          306,500

Deferred Compensation
Payable -
(Note 4) Non Current                   433,700          446,800

Long-Term Debt Less Current
Maturities - (Note 5)                  741,500          765,500

Total Liabilities                    1,571,300        1,518,800

CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY

Common Shares
 - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 1999
and  3,848,222 Shares in 1998
 (Note 6)                              38,400           38,400
Additional Paid-in Capi             1,522,800        1,522,800
Accumulated (Deficit)              (1,448,800)      (1,449,100)

                                      112,400          112,100
Less: Treasury Stock
at Cost 164,544 Shares
in 1999 and 164,544 Shares
in 1998                             (220,600)        (220,600)

Total Shareholders'
Equity (Deficit)                    (108,200)        (108,500)

Total                             $1,463,100       $1,410,300

                           DIONICS, INC.
                CONDENSED STATEMENTS OF OPERATIONS


                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       1999         1998
                                       (UNAUDITED)  (UNAUDITED)

SALES                                  $ 352,800    $ 303,900

COSTS AND EXPENSES:
Cost of Sales (Including
Research and Development
Costs)                                   247,200      227,900
Selling, General and
Administrative Expenses                   93,800       87,300

Total Costs and Expenses                 341,000      315,200

NET INCOME (LOSS)
FROM OPERATIONS                           11,800      (11,300)

OTHER INCOME                               5,800        4,400

                                          17,600       (6,900)
OTHER DEDUCTIONS:
Interest Expense                          17,300       17,300


NET INCOME (LOSS)
FOR THE PERIOD                          $    300    $ (24,200)


NET INCOME (LOSS)
PER SHARE                               $  .0001    $  (.0066)


Average Number of
Shares Outstanding
Used in Computation
of Per Share Net
Income (Loss)                          3,683,678    3,683,678

                           DIONICS, INC.

                     STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                    MARCH 31,       MARCH 31,
                                    1999            1998
                                    (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (Loss)                    $   300        $ (24,200)
Adjustment to Reconcile
Net Income (Loss) to
Net Cash Used for
Operating Activities:
Depreciation and
Amortization                             700           1,800
Deferred Compensation
and Related Interest                  16,900          16,000
Changes in Operating
 Assets and Liabilities:
(Increase) Decrease in
Accounts Receivable                   76,200          48,800
(Increase) Decrease in
Inventory                           (110,000)        (73,800)
(Increase) Decrease in
Prepaid Expenses
and Other Current Assets               4,900           4,500
(Increase) Decrease in
Deposits and Other Assets                500             500
Increase (Decrease) in
Accounts Payable                      65,800          12,400
Increase (Decrease) in
Accrued Expenses                     (28,800)         30,700
Net Cash provided
from Operating Activities             26,500          16,700
CASH FLOWS USED FOR
FINANCING ACTIVITIES:
Repayment of Debt                     (1,400)         (7,100)


CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of Equipment                 (2,300)             -0-

NET INCREASE IN CASH                  22,800           9,600

CASH -
Beginning of Period                  606,100         473,400


CASH - End of Period                $628,900        $483,000

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1999



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

                          MARCH 31, 1999


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

                             $52,000

                           DIONICS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1999

NOTE 3 -  INVENTORIES:
                                 March 31,  December 31,
                                 1999       1998
                                 (Unaudited)(Unaudited)

Finished Goods                   $ 45,400     $ 35,800
Work-in-Process                   327,600      258,600
Raw Materials                     111,600       88,100
Manufacturing Supplies             37,600       29,700
                 Total           $522,200     $412,200


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

                          MARCH 31, 1999


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

                          MARCH 31, 1999



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



NOTE 7 -  INCOME TAXES:

As of March 31, 1999 the Company had available a federal operating loss carry forward of $584,500. This net operating loss originated in 1990 through 1992 and may be carried forward and expires as follows:

     Year of Origin    Amount     Carry Forward
                                  Expires In

            1990      $285,700       2005

            1991        65,600       2006

            1992       233,200       2007

                      $584,500

Item 2.     Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

After several years of gradually reducing its annual losses, the Company finally crossed back into profitability in 1996. It followed with steady increases in profitability in 1997 and 1998. During the First Quarter of 1999, however, the growing demand for the Company's products, coupled with a very tight local labor supply, forced it to adopt a program of stronger production outsourcing. This modified approach was not without its own negative consequences, causing a much longer pipeline filled with costly raw and partly processed materials, thus resulting in a substantial increase in the Company's Work-In-Process inventory. A further negative consequence was that the use of limited direct labor to prepare large amounts of material for outsourcing, rather than to complete smaller amounts as finished shippable product, also resulted in a lower First Quarter shipping level.

These negative effects were foreseen and expected, yet were viewed by Management as an investment in larger volume capacity for future periods. At the time of this writing, the return flows of finished product from outsourcing are already boosting the Second Quarter shipping levels, proving valid the Management decision to accept a programmed dip in Sales volume for the First Quarter. Full-year totals are expected to surpass those of 1998.

Also worth noting, the Company successfully refinanced its real estate mortgage loan in December 1998 and thus avoided the need to make a March 1999 $350,000 "balloon" payment on its previous mortgage loan. Also, as a requirement of the refinancing process, the Company's property underwent an independent appraisal that showed it to have a current market-value that is $750,000 higher than the heavily-depreciated value shown on the Company's balance sheet. This suggests that the "true" Net Worth of the Company at March 31, 1999 is a positive $641,800 instead of the negative ($108,200) arrived at by more conventional accounting methods.

During 1999 the Company will be facing certain new payment obligations that will require substantial use of its Cash assets. (See Notes 4 and 5 in the financial statement.) Commencing in April 1999 the Company enters the second five-year period of its Bank Loan Agreement, and will then begin the 60-month pay-down of a total of $451,350 in debts, plus interest. These payments will be in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, which began January 1, 1999. At present, although the combined effects of the above obligations represent substantial cash requirements, it is Management's opinion that current cash reserves plus anticipated positive cash flow from operations should permit them to be met. In fact, in spite of the above, the ratio of the Company's Total Current Assets to Total Current Liabilities remains a healthy 3.44 to 1.

Working Capital also remains strong at March 31, 1999 at a level of $965,000, more than double the $422,300 level of March 31, 1998.
Management has also continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or acquirors, and it is believed that continuing improvements in the Company's operating performance and Balance Sheet should enhance those efforts, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its current operations.

B.   RESULTS OF OPERATIONS

Sales in the First Quarter of 1999 rose 16 percent from the same period last year, showing $352,800 in the current period versus $303,900 in the First Quarter of 1998. With the programmed dip in Sales stemming from the new effort to outsource certain elements of production, however, the Company did incur a 36 percent reduction from the Fourth Quarter 1998 Sales level.

Gross Profit rose to 30 percent in the First Quarter of 1999 as compared to 25 percent in the First Quarter of 1998. Selling, General and
Administrative Expenses dropped as a percentage of Sales, falling to 26.6 percent in the current period, as compared to 28.7 percent in the same period last year.

In the First Quarter of 1999 the Company showed a Net Profit from Operations of $11,800 as compared to a Net Loss of $11,300 in the same period last year. After accounting for Interest Expenses and Other Income, the Company showed a NET PROFIT of $300 in the First Quarter of 1999 as compared to a NET LOSS of $24,200 in the First Quarter of 1998. The improvement came primarily from the higher Sales volume in the current period.

Addressing the bigger, longer-term picture, the Company has made great strides in dealing with its debt situation as well as the need for currently profitable operations. Although the Company's performance was adversely affected in the First Quarter by the decision to outsource a considerable amount of material for subcontract assembly, the higher volume shipping benefits of that decision will become apparent largely in the Second Quarter and succeeding periods.

Further improvements are anticipated if the current trend of increasing orders continues for the Company's photovoltaic Solid State Relays and MOSFET-drivers. The latter product line shows particular growth in the medical-electronics field. Looking across the programmed temporary First Quarter dip, there continues to be much reason for optimism that Management's goals of continued increases in Sales and Profits will be met. As always, risks of failure persist but the Company, having struggled back from the brink of failure, now appears closer to the brink of success.

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

          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended March 31, 1999:

               None

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIONICS, INC.
                                   (Registrant)


Dated: May 12, 1999                By: /s/Bernard Kravitz
                                       Bernard Kravitz,
                                       President

Dated: May 12, 1999                By: /s/Bernard Kravitz
                                       Bernard Kravitz,
                                       Principal Financial Officer