Form 10QSB
period 1999-06-30
DIONICS INC
filed 1999-08-12
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1999

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

              Common, $.01 par value per share: 3,683,678
                   outstanding as of August 1, 1999
                 (excluding 164,544 treasury shares).

                        PART I - FINANCIAL INFORMATION

                                 DIONICS, INC.


                        Index to Financial Information
                          Period Ended June 30, 1999



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


                                 June 30, 1999




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



The results of operations for the  six  months  ended  June  30,  1999  are not necessarily  indicative  of  the results of operations for the full fiscal year ending December 31, 1999.



These condensed statements should  be  read  in  conjunction with the Company's financial statements for the year ended December 31, 1998.

                                 DIONICS, INC.

                                BALANCE SHEETS



                                             JUNE 30,         DECEMBER 31,
                                             1999             1998
                                             (UNAUDITED)      (UNAUDITED)
A S S E T S

CURRENT ASSETS:
  Cash                                        $  524,000      $  606,100
  Accounts Receivable Trade
    (Less Estimated Doubtful Accounts
    of $10,000 in 1999 and $10,000 in
    1998) - (Note 2)                             364,100         262,100
  Inventory - Notes 2 and 3                      488,400         412,200
  Prepaid Expenses and Other Current
    Assets                                        33,000          29,000

      Total Current Assets                     1,409,500       1,309,400



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 4)
    (At Cost Less Accumulated
      Depreciation of $1,651,200
      in 1999 and $1,647,800 in 1998)            53,000           48,400



DEPOSITS AND OTHER ASSETS -
 (Notes 2 and 4)                                 51,200           52,500


      Total                                  $1,513,700       $1,410,300

                                 DIONICS, INC.

                                BALANCE SHEETS


                                             JUNE 30,         DECEMBER 31,
                                             1999             1998
                                             (UNAUDITED)      (UNAUDITED)

L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                          $   93,500       $   70,500
  Accounts Payable                               88,900           37,700
  Accrued Expenses                               68,900           78,300
  Deferred Compensation Payable -
    Current (Note 4)                            120,000          120,000

      Total Current Liabilities                 371,300          306,500


Deferred Compensation Payable -
  (Note 4) Non Current                          420,600          446,800
Long-Term Debt Less Current
  Maturities - (Note 5)                         718,200          765,500


      Total Liabilities                       1,510,100        1,518,800

CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    1999 and 3,848,222 in 1998
    (Note 6)                                    38,400            38,400
Additional Paid-in Capital                   1,522,800         1,522,800
Accumulated (Deficit)                       (1,337,000)       (1,449,100)

                                               224,200           112,100
Less: Treasury Stock at Cost
  164,544 Shares in 1999 and
  164,544 Shares in 1998                      (220,600)         (220,600)

      Total Shareholders'
       Equity (Deficit)                          3,600          (108,500)


            Total                           $1,513,700        $1,410,300

                                 DIONICS, INC.

                       CONDENSED STATEMENT OF OPERATIONS




                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                             1999             1998
                                             (UNAUDITED)      (UNAUDITED)


SALES                                        $  652,400       $  560,600

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                      426,300          381,200
   Selling, General and Administrative
    Expenses                                     92,500           94,200

      Total Costs and Expenses                  518,800          475,400


NET INCOME FROM OPERATIONS                      133,600           85,200

INTEREST AND OTHER INCOME                         5,500            4,500

                                                139,100           89,700

OTHER DEDUCTIONS:
  Interest Expense                               27,300           17,300


NET INCOME FOR THE PERIOD                    $  111,800       $   72,400


NET INCOME PER SHARE -
  Basic                                      $     .030       $     .020

  Diluted                                    $     .030       $     .019


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                     3,683,678        3,677,159

    Diluted                                   3,710,844        3,730,434

                                 DIONICS, INC.

                       CONDENSED STATEMENT OF OPERATIONS




                                                SIX MONTHS ENDED
                                                     JUNE 30,
                                             1999             1998
                                             (UNAUDITED)      (UNAUDITED)


SALES                                        $1,005,200       $  864,500

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development Costs)             673,500          609,100
  Selling, General and Administrative
    Expenses                                    186,300          181,500

      Total Costs and Expenses                  859,800          790,600


NET INCOME FROM OPERATIONS                      145,400           73,900

INTEREST AND OTHER INCOME                        11,300            8,900

                                                156,700           82,800

OTHER DEDUCTIONS
  Interest Expenses                              44,600           34,600


NET INCOME FOR THE PERIOD                    $  112,100       $   48,200

NET INCOME PER SHARE -
  Basic                                      $     .030       $     .013

  Diluted                                    $     .030       $     .013


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                     3,683,678        3,677,159

    Diluted                                   3,709,793        3,729,402

                                 DIONICS, INC.

                            STATEMENT OF CASH FLOWS



                                               SIX MONTHS ENDED
                                                    JUNE 30,
                                             1999             1998
                                             (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 112,100        $  48,200
  Adjustment to Reconcile
   Net Income to Net Cash
   Used for Operating Activities:
    Depreciation and Amortization                3,400            3,700
      Deferred Compensation
        and Related Interest                    33,800           31,900
  Changes in Operating Assets
   and Liabilities:
   (Increase) in Accounts Receivable          (102,000)         (85,100)
    (Increase) in Inventory                    (76,200)         (82,300)
    (Increase) Decrease in Prepaid
     Expenses and Other Current Assets          (4,000)          14,000
    Decrease in Deposits and Other Assets        1,300            1,000
    Increase in Accounts Payable                51,200           37,300
    (Decrease) Increase
      in Accrued Expenses                       (9,400)          22,600

Net Cash (Used In)
 Provided by Operating Activities               10,200           (8,700)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Repayment of Debt                            (24,300)         (14,300)


CASH FLOWS (USED IN)
 INVESTING ACTIVITIES:
  Purchase of Treasury Shares                      -0-           (3,000)
  Purchase of Fixed Assets                      (8,000)              -0-
  Payments of Deferred Compensation            (60,000)              -0-

NET (DECREASE) IN CASH                         (82,100)         (26,000)

CASH - Beginning of Period                     606,100          473,400

CASH - End of Period                         $ 524,000        $ 447,400

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999



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

                                 JUNE 30, 1999




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

Machine and Equipment         8 Years
Testing Equipment             8 Years
Furniture and Fixtures       10 Years
Building Improvements        10 Years
Building                     25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 1998, as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.


Deferred Mortgage Costs

Costs related to the new Money Store Commercial Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs                $35,800   360 Months Starting 1/l/1999
b) Unamortized Prior Cost    16,200    94 Months

                            $52,000

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999



NOTE 3 -    INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                June 30,         December 31,
                                1999             1998
                                (Unaudited)      (Unaudited)

Finished Goods                  $ 42,400         $ 35,800
Work-in-Process                    306,400        258,600
Raw Materials                      104,400         88,100
Manufacturing Supplies              35,200         29,700

                 Total            $488,400       $412,200



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

                                 JUNE 30, 1999




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

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, (Term Loan A") structured over two five-year periods. During the first five-year period ended 3/31/99, the Company paid interest only. During the second five-year period commencing 4/1/99 the balance due will be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance.

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

                                 DIONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999

NOTE 6 -    STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of June 30, 1999, 130,000 options were available for future grant.



NOTE 7 -    INCOME TAXES:

As  of  December  31,  1998 the Company had available a federal operating  loss
carry forward of $584,500.   This net operating loss originated in 1990 through
1992 and may be carried forward and expires as follows:

Year of Origin     Amount         Carry Forward
                                  Expires In

1990               $285,700       2005

1991                 65,600       2006

1992                233,200       2007

                   $584,500

Item 2.     Management's Discussion and Analysis or Plan of Operation

A.    LIQUIDITY AND CAPITAL RESOURCES

      In 1996, after several years of gradually reducing its annual losses, the Company finally crossed back to profitability; steady improvements followed in 1997 and 1998. In the First Quarter of 1999, in response to growing demand for its products, and in order to overcome a tight local labor-supply, the Company adopted a program of stronger production outsourcing. This modified approach, however, was not without its own negative consequences, causing a much longer pipeline filled with costly raw- and partly-processed materials, thus leading to a sizable increase in the Company's Work-In-Process inventory. A further negative consequence was the temporary delay in the shipment of finished products, causing a lower First Quarter shipping level.

      The Second Quarter of 1999 showed the benefits of the new outsourcing strategy, with shipping volume up by 86 percent from the First Quarter, helping the Company to reach Quarterly and First-Half Sales levels higher than any in the last ten-years. Based on this new production plan, Sales for the Full-Year 1999 are also expected to reach near-term recent-year highs.

      Also worth noting, the Company had successfully refinanced its real estate mortgage loan in December 1998 and thus avoided the need to make a March 1999 $350,000 "balloon" payment on its previous mortgage loan. As a requirement of the refinancing process, the Company's property also underwent an independent appraisal that showed it to have a current market-value that is $750,000 HIGHER than the heavily-depreciated value shown on the Company's balance sheet. This suggests that the "true" Net Worth of the Company at June 30, 1999 is a STRONGLY positive $753,600 instead of the MARGINALLY positive $3,600 arrived at by more conventional accounting methods.

      During 1999 the Company will be facing certain new payment obligations that will require substantial use of its Cash assets. (See Notes 4 and 5 in the financial statement.) Commencing in April 1999 the Company entered the second five-year period of its Bank Loan Agreement, and began the 60-month pay-down of the prior amount of $451,350 in debts, plus interest. These payments are in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, which began on January 1, 1999. It is Management's opinion that current cash reserves plus anticipated positive cash flow from operations should permit the above obligations to be met.

      The ratio of the Company's Total Current Assets to Total Current Liabilities remains a healthy 3.80-to-1 at June 30, 1999, and Working Capital also remains strong at a level of $1,038,200. Management has continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or acquirors, and it is believed that continued improvements in the Company's operating performance and balance sheet should enhance those efforts, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its current operations.

B.    RESULTS OF OPERATIONS

      Sales in the Second Quarter of 1999 rose 16.4 percent from the same period last year, showing $652,400 in the current period versus $560,600 in the Second Quarter of 1998. Because of the new strategy of strong outsourcing of certain production operations, the Company was able to recover from the temporarily-reduced $352,800 shipping level of the immediately preceding First Quarter of 1999. Although requiring a larger Work-In-Process inventory, this new approach is helping the Company deal more effectively with its large backlog for photovoltaic (PV) Solid State Relays and MOSFET-drivers. One very bright spot has been the growth in total order backlog from $900,000 at December 31, 1998 to over $1.3 million at June 30, 1999.

      Gross Profit rose to 34.6 percent in the Second Quarter of 1999 as compared to 32 percent in the Second Quarter of 1998. Selling, General and Administrative Expenses, remaining essentially unchanged in absolute dollar amounts, fell as a percentage of Sales to 14.1 percent in the current period versus 16.8 percent in the prior year's Second Quarter.

      In the Second Quarter of 1999, the Company showed a Net Profit of $111,800 as compared to a Net Profit of $72,400 in the same period last year, an increase of 54.4 percent.

      For the First Six-Months  of  1999, the Company saw its Sales volume rise
16.3 percent, reaching $1,005,200 in the current period versus $864,500 in the First Six-Months of 1998. The Gross Profit margin for the First Half of 1999 rose to 33 percent as compared to 29.5 percent in the First Half of 1998. Selling, General & Administrative Expenses were largely unchanged, but dropped on a percentage basis to 18.5 percent in the First Half of 1999 as compared to 21 percent in the same period last year.

      For the First Six-Months of 1999 the Company showed a Net Profit of $112,100 as compared to a Net Profit of $48,200 in the First Six-Months of 1998, an increase of 133 percent. This improvement largely reflects poor 1998 First Quarter results, coupled with increased Sales in the First-Half of 1999, and comes in spite of a $10,000 increase in First-Half 1999 Interest Expenses stemming from a new phase in the Company's debt repayment program.

      Addressing the bigger, longer-term picture, the Company has made great strides in dealing with its debt situation as well as its need for currently profitable operations. Although the Company's performance was adversely affected in the First Quarter by its new outsourcing strategy, the higher shipping results of the Second Quarter proved the strategy to be a valid one. Further benefits are expected to show in the future.

      It is anticipated that there will be additional improvement in future periods if the current trend of increasing orders continues for the Company's photovoltaic Solid State Relays and MOSFET-drivers. The latter product shows particular growth potential in the medical-electronics field, and the former product continues to be strong in aircraft flight-controls. There is much reason for optimism that Management's goals of continued increases in Sales and Profits will be met. As always, risks of disappointment persist, but the Company, having struggled back from the brink of failure several years ago, now appears poised at the brink of success.

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

          (b)  Reports on Form 8-K.   Listed  below  are Current Reports on
Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1999:

                            SIGNATURES


     In   accordance  with  the  requirements  of  the  Exchange  Act,  the
Registrant   caused  this  Report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

                                   DIONICS, INC.
                                   (Registrant)


Dated:    August 12, 1999          By:/s/Bernard Kravitz
                                      Bernard Kravitz,
                                      President

Dated:    August 12, 1999          By:/s/Bernard Kravitz
                                      Bernard Kravitz,
                                      Principal Financial Officer