Form 10QSB
period 1999-09-30
DIONICS INC
filed 1999-11-12
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1999

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

              Common, $.01 par value per share: 3,683,678
                  outstanding as of November 1, 1999
                 (excluding 164,544 treasury shares).

                  PART I - FINANCIAL INFORMATION

                           DIONICS, INC.


                  Index to Financial Information
                  Period Ended September 30, 1999



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


                        September 30, 1999




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

                           DIONICS, INC.
                      CONDENSED BALANCE SHEET

                                               SEPTEMBER 30,  DECEMBER 31,
                                               1999           1998
                                               (UNAUDITED)    (UNAUDITED)
 A S S E T S

CURRENT ASSETS:
  Cash                                          $  462,700    $  606,100
  Accounts Receivable
  - Trade (Less Estimated
  Doubtful Accounts
  of $10,000 in 1999
  and $10,000 in
  1998) -  Note 2                                  330,000       262,100
  Inventory - Notes 2 and 3                        533,200       412,200
  Prepaid Expenses and
  Other Current
    Assets                                          25,700        29,000

     Total Current Assets                        1,351,600     1,309,400


PROPERTY, PLANT AND
 EQUIPMENT - Note 2
 (At Cost Less Accumulated
 Depreciation of $1,652,400
 in 1999 and $1,647,800 in 1998)                    83,400       48,400


DEPOSITS AND OTHER ASSETS                           50,100       52,500


     Total                                      $1,485,100   $1,410,300

                           DIONICS, INC.

                      CONDENSED BALANCE SHEET


                                                SEPTEMBER 30, DECEMBER 31,
                                                1999           1998
                                                (UNAUDITED)    (UNAUDITED)

L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 2)                             $   93,500    $   70,500
  Accounts Payable                                  79,700        37,700
  Accrued Expenses                                  55,600        78,300
  Deferred Compensation
  Payable -
    Current (Note 4)                               120,000       120,000

     Total Current Liabilities                     348,800       306,500


Deferred Compensation Payable -
  (Note 4)                                         407,100       446,800
Long-Term Debt Less Current
  Maturities - (Note 5)                            694,800       765,500


     Total Liabilities                           1,450,700     1,518,800

CONTINGENCIES AND COMMENTS

SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    1999 and 3,848,222 in 1998                      38,400       38,400
Additional Paid-in Capital                       1,522,800     1,522,800
(Deficit)                                       (1,306,200)   (1,449,100)

                                                   255,000      (112,100)
Less: Treasury Stock at Cost
  164,544 Shares in 1999 and
  164,544 Shares in 1998                          (220,600)     (220,600)

Total Shareholders' Equity (Deficit)                34,400      (108,500)


          Total                                 $1,485,100    $1,410,300

                           DIONICS, INC.
                 CONDENSED STATEMENT OF OPERATIONS


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                1999        1998
                                                (UNAUDITED) (UNAUDITED)


SALES                                           $ 433,100    $523,900

COST AND EXPENSES:
  Cost of Sales (Including
  Research and Development Costs)                 305,200     342,800
  Selling, General and Administrative
    Expenses                                       94,300      91,000

     Total Costs and Expenses                     399,500     433,800


NET INCOME FROM OPERATIONS                         33,600      90,100

DIVIDENDS AND OTHER INCOME                         20,600       6,100

                                                   54,200      96,200

OTHER DEDUCTIONS
 Interest Expense                                  23,400      17,300


NET INCOME FOR THE PERIOD                       $  30,800     $78,900

NET INCOME PER SHARE -
  Basic                                         $   .0084     $ .0215

  Diluted                                       $   .0083     $ .0213

Average Number of
 Shares Outstanding
 Used in Computation
 of Per Share Income -
 Basic                                           3,683,678    3,677,159

    Diluted                                      3,720,253    3,708,183

                           DIONICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS


                                                NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                                1999        1998
                                                (UNAUDITED) (UNAUDITED)


SALES                                           $1,438,300  $1,388,400

COST AND EXPENSES:
 Cost of Sales
  (Including Research
  and Development Costs)                           978,700     951,900
 Selling, General and
 Administrative  Expenses                          280,600     272,500

     Total Costs and Expenses                    1,259,300   1,224,400


NET INCOME FROM OPERATIONS                         179,000     164,000

DIVIDENDS AND OTHER INCOME                          31,900      15,000

                                                   210,900     179,000
OTHER DEDUCTIONS:
  Interest Expense                                  68,000      51,900


NET INCOME FOR THE PERIOD                       $  142,900  $  127,100

NET INCOME PER SHARE -
  Basic                                         $    .0388  $    .0346

  Diluted                                       $    .0385  $    .0341

Average Number of
 Shares Outstanding
 Used in Computation
 of Per Share Income
 Basic                                           3,683,678   3,677,159

    Fully Diluted                                3,713,613   3,723,480

                             DIONICS, INC.
                   CONDENSED STATEMENT OF CASH FLOWS

                                                NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                                1999         1998
                                                (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net Income                                      $ 142,900    $ 127,200
 Adjustment to Reconcile
 Net Income to
 Net Cash Provided from
 Operating Activities:
 Depreciation and Amortization                      4,700        5,800
 Deferred Compensation and
 Related Interest                                  50,300       47,800
 Changes in Operating
 Assets and Liabilities:
 (Increase) Decrease in
 Accounts Receivable                              (67,900)     (81,900)
 (Increase) Decrease
 in Inventory                                    (121,000)     (61,000)
 (Increase) Decrease in
 Prepaid Expenses and
 Other Current Assets                               3,300       (3,800)
 (Increase) Decrease in
 Deposits and Other Assets                          2,400        1,500
 Increase (Decrease)
 in Accounts Payable                               42,000        2,400
 Increase (Decrease)
 in Accrued Expenses                              (22,700)      (8,700)

Net Cash Provided from
 Operating Activities                              34,000       29,200

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Repayment of Debt                               (47,700)     (20,900)

CASH FLOWS (USED IN)
 INVESTING ACTIVITIES:
 Purchase of Equipment                            (39,700)      (6,000)
 Purchase of Treasury Shares                           -0-      (2,900)
  Payment of Deferred Compensation                (90,000)          -0-

NET (DECREASE) INCREASE IN CASH                  (143,400)        (600)
CASH - Beginning of Period                        606,100      473,400

CASH - End of Period                            $ 462,700     $472,800

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999



NOTE 1 -  BUSINESS:

The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multi-component integrated circuits and as multi-component hybrid circuits.

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

                          SEPTEMBER 30, 1999




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

Machine and Equipment        8 Years
Testing Equipment            8 Years
Furniture and Fixtures       10 Years
Building Improvements        10 Years
Building                     25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 1998. as well as interest accrued thereon are being charged to operations over the period of expected service.

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

                          SEPTEMBER 30, 1999



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                      September 30, December 31,
                                      1999          1998
                                      (Unaudited)   (Unaudited)

Finished Goods                        $ 48,000      $  35,800
Work-in-Process                        335,900        258,600
Raw Materials                          112,000         88,100
Manufacturing Supplies                  37,300         29,700

                 Total                $533,200       $412,200


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

                          SEPTEMBER 30, 1999




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

                             DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999





NOTE 6 -       STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of September 30, 1999, 130,000 options were available for future grant.



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

     The Second Quarter of 1999 showed the benefits of the new outsourcing strategy, with shipping volume up by 86 percent from the First Quarter. Third Quarter 1999 shipping levels were, however, negatively impacted mostly by a large customer's temporary rescheduling to permit a change in ownership of the affected product lines. As the Fourth Quarter is opening, the scheduling has been put back to earlier status, and shipping is resuming at prior rates. In addition, a second large customer who had placed their product on hold while redesigning, has now reinstated the schedule for that item. The outlook therefore is for a resumption of stronger shipping, moving out of the vacation-burdened Third Quarter into the Fourth, and hopefully improved enough to cause the year's total to exceed that of 1998.

     Also worth noting, the Company had successfully refinanced its real estate mortgage loan in December 1998 and thus avoided the need to make a March 1999 $350,000 "balloon" payment on its previous mortgage loan. As a requirement of the refinancing process, the Company's property also underwent an independent appraisal that showed it to have a current market-value that is $750,000 HIGHER than the heavily-depreciated value shown on the Company's balance sheet. This suggests that the "true" Net Worth of the Company at September 30, 1999 is a STRONGLY positive $784,400 instead of the MARGINALLY positive $34,400 arrived at by more conventional accounting methods.

     During 1999 the Company will be facing certain new payment obligations that will require substantial use of its Cash assets. (See Notes 4 and 5 in the financial statement.) Commencing in April 1999 the Company entered the second five-year period of its Bank Loan Agreement, and began the 60-month pay-down of the prior amount of $451,350 in debts, plus interest. These payments are in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, which began on January 1, 1999. It is Management's opinion that current cash reserves plus cash flow from operations should permit these obligations to be met.

     The ratio of the Company's Total Current Assets to Total Current Liabilities remains a healthy 3.88-to-1 at September 30, 1999, and Working Capital also remains strong at a level of $1,002,800. Management has continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or acquirors, and it is believed that continued improvements in the Company's operating performance and balance sheet should enhance those efforts, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its current operations.

B.   RESULTS OF OPERATIONS

     Sales in the Third Quarter of 1999 fell 17.3 percent from the same period last year, showing $433,100 in the current period versus $523,900 in the Third Quarter of 1998. This reduction occurred largely because of the temporarily reduced schedules stemming from new ownership of a key customer's product-line, plus re-design delays from another key customer, all compounded by vacation delays in the Third Quarter. All these issues appear resolved as we enter the Fourth Quarter. Although the Company's new outsourcing strategy requires a larger Work-In-Process inventory, this new approach is helping the Company deal more effectively with its large backlog for photovoltaic (PV) Solid State
Relays and MOSFET-drivers.    One very bright spot has been the growth in total
order backlog from $900,000 at December 31, 1998 to over $1.2 million at September 30, 1999.

     Gross Profit dropped to 29.5 percent in the Third Quarter of 1999 as compared to 34.6 percent in the 1998 Third Quarter, based on reduced sales volume. Selling, General and Administrative Expenses, remaining essentially unchanged in absolute dollar terms, rose as a percent of Sales to 21.8 percent in the current period versus 17.4 percent in the prior year's Third Quarter.

     In the Third Quarter of 1999, the Company showed a Net Profit of $30,800 as compared to a Net Profit of $78,900 in the same period last year, a decrease of 60.1 percent.

     For the First Nine-Months of 1999, the Company saw its Sales volume rise
3.6 percent, reaching $1,438,300 in the current period versus $1,388,400 in the First Nine-Months of 1998. The Gross Profit margin for the First Nine-Months of 1999 rose to 31.9 percent as compared to 31.4 percent in the First Nine-Months of 1998. Selling, General & Administrative Expenses were largely unchanged, but dropped on a percentage basis to 19.5 percent in the First Nine-Months of 1999 as compared to 19.6 percent in the same period last year.

     For the First Nine-Months of 1999 the Company showed a Net Profit of $142,900 as compared to a Net Profit of $127,100 in the First Nine-Months of 1998, an increase of 12.4 percent. This improvement occurred in spite of an increase of $16,100 in the Company's interest expenses related to a new phase in its debt repayment schedule.

     Addressing the bigger, longer-term picture, the Company has made great strides in dealing with its debt situation as well as its need for currently profitable operations. Although the Company's performance was adversely affected in the First Quarter by its new outsourcing strategy, the higher shipping results of the Second Quarter proved the strategy to be a valid one. Getting past customer-scheduling problems in the Third Quarter lead us now to expect further improvements in the Fourth Quarter.

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

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits.  There are no exhibits applicable to this Form 10-QSB.

          (b)Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1999:

           None

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIONICS, INC.
                                (Registrant)


Dated: November 11, 1999        By: /s/Bernard Kravitz
                                    Bernard Kravitz,
                                    President

Dated: November 11, 1999        By: /s/Bernard Kravitz
                                    Bernard Kravitz,
                                    Principal Financial Officer