Form 10KSB
period 1999-12-31
DIONICS INC
filed 2000-03-29
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549

                     FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1999

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

                 Yes   X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,970,400.

As of March 1, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,519,808 shares) was approximately $4,015,900. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 1, 2000 was 3,683,678 (excluding 164,544 treasury shares).

      Documents Incorporated by Reference:  None

     This report contains certain forward-looking statements that are based upon the beliefs and assumptions of, and information available to, the management of the Company at the time such statements are made. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 1999.

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

     (vi) Customers to whom, for the fiscal year ended December
31, 1999, sales were made equal to approximately 10% or more of the Company's sales:

                                      Approximate
                                      Percentage
                Name                  of Business

                Customer "A"          22.4%
                Customer "B"          21.3%
                Customer "C"          11.0%

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

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 1998 $902,000, and at December 31, 1999 $1,364,000.

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

                           1997    -  $40,000
                           1998    -  $45,000
                           1999    -  $50,000

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

     (xii) The number of persons employed by the Company is 31. The Company's employees are not represented by unions and/or collective bargaining agreements.

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

     The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during 1998 and 1999.


               Period               Bid Prices

               1998               High    Low
               First Quarter      1.00    7/16
               Second Quarter     7/8     3/8
               Third Quarter      5/8     3/8
               Fourth Quarter     7/8     5/16

               1999               High    Low
               First Quarter      3/4     3/8
               Second Quarter     13/16   .32
               Third Quarter      1-1/4   1/4
               Fourth Quarter     5/8     1/2

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     (b)  Holders.

     As of March 1, 2000 there were approximately 382 record holders of the Company's Common Stock.

     (c)  Dividends.

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.


A.  LIQUIDITY AND CAPITAL RESOURCES

     The year-ended December 31, 1999 was one of several mixed trends in both operating and financial categories. The Company found it increasingly necessary to outsource certain direct-labor manufacturing operations because of the general shortage of labor in its geographic location. In turn, this produced a major increase in its manufacturing cycle-time, and resulted in significant increases in the Raw Materials and Work-in-Process inventories. Fortunately, the Company's cash position was such that it was able to fund those inventory increases.

     The Company also experienced some unexpected large-customer "holds" put on delivery schedules in the Third and Fourth Quarters, reducing the expected shipping levels. Related to internal issues at two customers, one situation has been completely resolved and the other is almost completely resolved. The combined effects of the above developments worked against the Company's otherwise positive growth trends, and caused it to have an essentially "flat" year with only insignificant increases in Sales and Net Earnings compared to 1998. Nonetheless, the results did "squeak" past the prior year's, and thus provided the fourth consecutive year of increasing Sales and Net Profits since the Company's return to profitability in 1996. Prospects for future growth are also brightened by the Company's achieving a record year-end order-backlog, in the amount of $1,364,000.

     Recuperating from the effects of numerous adverse business conditions tracing as far back as 1987 and, working only with its very limited, sometimes "negative" Working Capital, the Company has not only survived, but appears to have solidly "turned the corner". In view of the favorable outlook for continued annual improvements, it may be useful to briefly review some of the key developments that have helped bring the Company to its presently improved status.

     Effective January 31, 1994, the Company had signed a "RESTRUCTURING AGREEMENT between DIONICS, INC. and APPLE BANK FOR SAVINGS," successfully completing negotiations for the full restructuring of all its debts with that Bank. During the previous three years, the Company's inability to pay either interest or principal had kept its loans in a non-performing "default" status, culminating finally in the sale of one of its two factory buildings in order to partially reduce its debt-balance. With the signing of this new Agreement, the previous default condition was cured, an amount of $376,147 in past-due interest was forgiven, and numerous other favorable changes were made to the debt and payment obligations of the Company.

     In addition to the benefits of the above Agreement, by the end of December 1994 favorable settlements of several other large Accounts Payable debts had provided the Company with $112,900 more in Forgiveness of Indebtedness, further easing its debt obligations. (In September 1994 the above loans were purchased from Apple Bank by D.A.N. Joint Venture, a Limited Partnership, and an affiliate of The Cadle Company. All terms and conditions remain unchanged.)

     By December 31, 1995, the Company had also fully met certain financial performance standards called for in the new Bank Agreement, and thus qualified for additional Forgiveness of both Debt and Deferred Interest for a total of $213,300. See Note 5 to the financial statement for a more detailed description of the Restructuring Agreement. Subsequently, with profitable performances in 1996, 1997, 1998 and 1999 the Company generated considerable further improvements to its financial condition.

     It is noteworthy that in December 1998 the Company successfully refinanced its real-estate mortgage loan and thus avoided the need to make a March 1999 "balloon" payment of $350,000. Also, as a requirement of the refinancing process, the Company's property underwent an independent appraisal that showed it to have a then-current market-value that was $750,000 higher than the heavily-depreciated value on the Company's balance sheet. This suggests that the "true" Net Worth of the Company at December 31, 1999 is $859,400 instead of $109,400 arrived at by more conventional accounting methods.

     Notwithstanding the excellent financial performance of 1999, it was still concluded by Management that, in view of the near-term cash needs for the Company's debt and other obligations, the expenditure of a significant portion of its cash resources for fully-audited financial reports would not be wise. Instead, as in 1998, the Company utilized its non-independent accounting firm for this filing. On a related subject, the Company learned on March 10, 2000, only 20 days before its March 30th required filing date, that lack of a much more costly, "independently-audited" financial report would now prevent the Company's stock from being compliant with the recently tightened Over-the-Counter Bulletin Board eligibility requirements, thus resulting in its stock being de-listed. Should this removal action occur, however, it is Management's understanding that quotations for the stock will continue to be reported on the National Quotation Bureau's "Pink Sheets".

     Further concerning the need for the Company to maximize its cash position is the fact that during 1999 it began facing certain new payment obligations that will require substantial cash on hand. See Notes 4 and 5 in the financial statement, entitled Deferred Compensation Payable and Loans Payable, respectively. Commencing in April 1999 the Company entered the second five-year period of its Apple Bank Loan Agreement, and began the 60-month pay-down of a total of $451,350 in debts, plus interest. These payments will be in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, beginning January 1, 1999. At present, although the combined effects of the above obligations represent substantial cash requirements, it is the opinion of Management that current cash reserves plus anticipated cash flow from operations should permit them to be met.

     Conversely, relieving the Company's cash requirements was the recently completed refinancing of its real-estate mortgage loan. The favorable 8.23% new interest rate for five years pales by comparison, however, to the benefits of having avoided a $350,000 "balloon" payment that was due in March 1999. Critical to the securing of that very desirable refinancing was the willingness of the Company's Chief Executive Officer to accept the new lender's demand for a further amendment of his Deferred Compensation Agreement in which certain monthly payments to him were significantly reduced and delayed. (See Note 4.) Therefore, to compensate the Chief Executive, and to provide security for his remaining interests in the amended agreement, a second-mortgage against the Company's real-estate property was issued in his name.

     The Company's Cash account at year-end 1999 was $526,100 as compared to $606,100 at year-end 1998 and $473,400 at year-end 1997. The ratio of Total Current Assets to Total Current Liabilities was 3.21:1 at year-end 1999 as compared to 4.27:1 at year-end 1998 and 5.58:1 at year-end 1997. The downward trend in the last two years resulted from Cash reduction for debt repayment and recent increases in the Current portions of Long-Term Debt plus Deferred Compensation Payable. Nonetheless, to the extent that the Current ratio is indicative of near-term financial strength, the above level of 3.21:1 may be considered a very positive sign for the Company.

     Working Capital continued to improve, reaching $1,075,900 at year-end 1999 as compared to $1,002,900 at year-end 1998 and $862,300 at year-end 1997. The positive trend reflects generally improving operations over the last few years, with the obvious upgrading of the Company's LIQUIDITY. Capital expenditures in 1999 and 1998 were not at material levels, but may increase moderately in 2000.

     A further result of the Company's slow but steady improvements over the last several years has been the upgrading of its Net Worth. As far back as 1992 the Company's Net Worth was a negative $1,273,000, which then progressed to a negative $730,300 in 1993, a negative $694,900 in 1994, a negative $527,300 in 1995, a negative $469,300 in 1996, a negative $323,200 in 1997, a negative $108,500 in 1998 and now a positive $109,400 at year-end 1999. In addition, as was noted earlier, the Company's real-estate property was independently appraised with a market-value $750,000 higher than the heavily-depreciated value shown on the Balance Sheet. This suggests that the "true" Net Worth of the Company at December 31,1999 is a positive $859,400 as opposed to a positive $109,400 arrived at by conventional accounting methods.

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

B.    RESULTS OF OPERATIONS

     Operations for 1999 showed $1,970,400 in Sales volume as compared to $1,943,700 in1998 and $1,801,500 in 1997. Net Profits
for 1999 were $217,900 as compared to $214,700 for 1998 and $146,100 in 1997.

     The Gross Profit margin for 1999 reached 34.7% as compared to 33.2% for 1998 and 29.8% in 1997. Selling, General and
Administrative Expenses were 20.4% for 1999, rising slightly from the 19.6% level of 1998 and 20.1% level of 1997.

     Research and Development expenditures rose slightly to $50,000 in 1999, from $45,000 in 1998 and $40,000 in 1997. These levels reflect primarily the limited funds available for R&D, as well as continuing emphasis on the sale of already existing products. The Company has numerous fully-developed and almost-fully-developed products which it is trying to market more extensively, although it does engage in a certain amount of new product development. As the higher priority needs for consistent profitability and debt service are met, the Company may be free to devote more resources to R&D.

     Interest Expense for 1999 was $100,300 as compared to $68,000 in 1998 and $65,400 in 1997. The recent increase reflects the fact that the Company has entered a different phase of its Bank loan agreement, carrying higher interest rates.

     In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank, and the need for currently profitable operations. With the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem was put onto a manageable basis. The Company is no longer in default and appears able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company was also able to further reduce that debt, first by meeting certain financial performance standards in 1994 and 1995, and then through debt reduction payments that commenced in 1996. A major element of debt relief was achieved during 1998 with the refinancing of the Company's real-estate mortgage loan and the resulting avoidance of a $350,000 "balloon" payment that would have been due in March 1999.

     Concerning its second basic problem, the need for currently profitable operations, the Company appears to have solidly "turned the corner" and has now shown four consecutive years of increasing profits. Another bench-mark of progress is the fact that the Company ended the year of 1999 with a record order back-log, in excess of $1.3 million. This follows the Company's having done a remarkable job of both surviving with little or no working capital and also managing to consistently make slow but steady improvements in financial performance. While earlier cost-reduction efforts were able to keep the Company alive, it was only through increases in Sales volume in the years 1996 through 1999 that the Company was able to show any profits. The Company must now continue to stimulate increased use of its photovoltaic (PV) Solid State relay and PV MOSFET-driver product-lines, where prospects for growth look excellent, the latter product having found an area of potentially significant growth in the medical electronics market. Management is determined to continue pursuing growth in Sales and Profits, and to succeed in this challenge as it has in the challenges of both debt-resolution and the need to return to profitability. Risks of failure persist, of course, as they do in any commercial venture, but the Company, having struggled back from the brink of failure, and encountered a slight delay in 1999, now appears closer to the brink of success as we enter the year 2000.

C.   YEAR-2000 ISSUE

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

     Prior to the year 2000, the Company determined that its critical software (primarily widely-used software packages) and all of its critical business systems, including manufacturing instrumentation, were already year 2000 compliant, and as of the date of this report, no significant problems had been encountered. However, there can be no assurance that this will continue to be the case, and there are also continuing risks to the Company's operations from year 2000 failures by third parties, such as suppliers. In this regard, the Company continues to monitor the situation.

     The Company previously initiated communications with third parties with whom the Company has material direct and indirect business relationships in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems year 2000 compliant. Based upon the information gathered from such other third parties, the Company is not aware of any material third party year 2000 risks which have not been resolved. As of the date of this report, the Company has not experienced any significant year 2000 issues arising from third parties. The Company continues to maintain close contact with critical suppliers with respect to such third parties' year 2000 compliance and any year 2000 issues that might arise at a later date.

     The Company currently does not have a contingency plan in the event year 2000 issues arise at a later date. Such a plan will be developed if it becomes necessary. Although no assurance can be given that there will be no interruption of operations due to year 2000 issues, the Company has not to date suffered any significant problems and believes that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect in the future.

     The Company has used and will continue to use, if necessary, internal resources to resolve year 2000 issues. Costs incurred to date by the Company have not been material and the Company estimates that the total cost of these programs to date was less than $20,000. No further substantial expenditures are currently planned.

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

Item 8.    Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.



                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with  Section 16(a) of  the Exchange Act.

Identity of Directors:

                        Position and Offices      Director
Name              Age   with Company              Since

Bernard Kravitz   66    President, Secretary,     1969
                        Treasurer

Solomon Berkowitz 77    None(1)                   1975

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.


     (1) A partner in Ernest D. Loewenwarter & Co. LLP, Certified Public Accountants, which firm performs non-audit accounting services for the Company.

     Identity of Executive Officers:


                                               Officer
Name             Age  Position                 Since

Bernard Kravitz  66   President, Secretary,    1969
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

     (ii) Solomon Berkowitz is a certified public accountant and has, for more than the past five years, been a partner in the accounting firm of Ernest D. Loewenwarter & Co. LLP, which firm performs non-audit accounting services for the Company. During 1999, fees of $18,651 were billed by such firm.

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

     To the Company's knowledge, with respect to the year ended December 31, 1999, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1999, was an officer, director and greater than ten percent beneficial owner, were complied with except that Bernard Kravitz filed one report late relating to one gift transaction made by him.

Item 10.    Executive Compensation.

         Summary Compensation Table:

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1999, 1998 and 1997, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 1999 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Annual
Compensation(1)

Name and Principal   Fiscal
Position             Year     Salary        Bonus

Bernard Kravitz,     1999     $104,300      $0
President            1998     $101,600      $0
                     1997     $104,400      $0


Summary Compensation Table

Long-Term
Compensation

                                      Restricted  Shares
Name and Principal     Fiscal         Stock       Underlying
Position               Year           Awards      Options

Bernard Kravitz,       1999           $0          $0
President              1998           $0          $0
                       1997           $0          $0
___________________________

     (1) Does not include matching contributions paid by the Company for Mr. Kravitz during 1997, 1998 and 1999 of $2,556, $4,064 and $4,018, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal
     Revenue Code and premiums paid by the Company during 1997, 1998 and 1999 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. Also, does not include $13,764 paid to Mr. Kravitz during 1999 pursuant to the deferred compensation agreement entered into with Mr.
     Kravitz. (See subsections "Bonus and Deferred Compensation" and "Compensation pursuant to plans" elsewhere herein under
     Item 10).

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

     In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan (see Part III, Item 12), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned life insurance policy had a cash surrender value at December 31, 1999 of approximately $3,600, which is included in other assets. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure amounts due him under the deferred compensation agreement.

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

     See subsection "Summary Compensation Table" elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 1997, 1998 and 1999.

     Compensation of Directors:

     During the year ended December 31, 1999, the Company's one non-employee director received no compensation for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 2000.

     Stock Option Plan:

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1998, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. No options were granted during 1999. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1999, 130,000 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     Termination of Employment and Change of Control Arrangements:

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock;
(ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                       Percent(1)
Name and Address      Shares Owned     of Class

Bernard Kravitz       916,402(2)(3)    24.9%
65 Rushmore Street
Westbury, NY

Sherman Gross         231,920(3)       6.3%
848 Newburgh Ave.
Woodmere, NY

Gregory Coleman       269,720          7.3%
59-09 Northern Blvd.
East Norwich, NY

Solomon Berkowitz     15,548           0.4%
15 Story St.
Brooklyn, NY

All Directors
& Officers           931,950          25.3%
as a Group
(2 persons)
____________________________

     (1)  Based upon issued and outstanding shares computed as follows:
     3,848,222 issued shares less 164,544 treasury shares resulting in 3,683,678 issued and outstanding shares.

     (2) Includes 903,824 shares of record and 12,578 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife.

     (3)  Does not include 100,287 shares owned by the Company's
     Savings and Investment Plan under section 401(k) of the Internal Revenue Code, for which Mr. Kravitz and Mr. Gross serve as trustees.


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

     As of December 31, 1998, and pursuant to a loan agreement entered into with The Money Store Commercial Mortgage, Inc. (now known as First Union Small Business Capital), the Company obtained a new mortgage loan in the principal amount of $384,685 (the "Money Store Mortgage Loan"). Of such amount, $358,232 was used to satisfy in full the balance due on the Mortgage Loan. The Money Store Mortgage Loan is secured by a first mortgage on the Company's Westbury Property.

     In connection with the above described refinancing, D.A.N. Joint Venture confirmed and acknowledged that all the deferred interest accrued on the $283,850 Term Loan and the $167,500 Term Loan was forgiven, discharged and canceled and that all of the principal of and accrued interest on the Additional $167,500 Term Loan was forgiven, discharged and canceled.

     As a result, the only remaining loans due D.A.N. Joint
Venture are the $283,850 Term Loan and the $167,500 Term Loan. Such loans only paid interest during the first five year period which ended March 31, 1999. During the second five-year period, the balances due are required to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balances. All of the Company's assets, other than the Westbury Property, are pledged to the foregoing remaining loans due to D.A.N. Joint Venture.



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


                                    Dated: March 24, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                  Title                   Date


/s/Bernard Kravitz       President, Secretary,   3/24/2000
Bernard Kravitz          Treasurer,  Director
                         (Principal Executive
                         Officer and Principal
                         Financial Officer)

/s/Solomon Berkowitz     Director                3/24/2000
Solomon Berkowitz





           ERNEST D. LOEWENWARTER & Co. LLP
                 10 East 40th Street
            New York, New York 10016-0200




Dionics, Inc.
65 Rushmore Street
Westbury, N.Y. 11590



     We have reviewed the accompanying balance sheets of Dionics, Inc., as of December 31, 1999 and December 31, 1998, and the related statements of operations and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements are the representations of the management of Dionics, Inc.


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




                                    ERNEST D. LOEWENWARTER & CO. LLP
                                     Certified Public Accountants



New York, N.Y.
February 24,2000







                    DIONICS, INC.

                    BALANCE SHEET


                                         December 31,
                                    1999           1998
                                  (Unaudited)    (Unaudited)

A S S E T S



CURRENT ASSETS:
Cash                               $   526,500    $   606,100
Accounts Receivable Trade
(Less Estimated Doubtful
Accounts of $10,000 in 1999
and 1998)- Note 2                      357,000        262,100
Inventory - Notes 2 and 3              648,100        412,200
Prepaid Expenses and Other
Current Assets                          30,700         29,000

Total Current Assets                 1,562,300      1,309,400



PROPERTY, PLANT AND
EQUIPMENT - Notes 2
(At Cost Less Accumulated
Depreciation of $1,653,800
in 1999 and $1,647,800 in
1998)                                   82,000         48,400

DEPOSITS AND OTHER ASSETS
 - Note 2                               49,300         52,500

Total                               $1,693,600     $1,410,300



All amounts have been rounded to the nearest $100.
See Accountants' Review Report
The accompanying notes are an integral part of this statement.

                    DIONICS, INC.

                    BALANCE SHEET

                                          December 31,
                                       1999           1998
                                      (Unaudited)   (Unaudited)
L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)                        $   93,600   $   70,500
Accounts Payable                          101,000       37,700
Accrued Expenses                           65,600       78,300
Deferred Compensation
Payable -
Current - (Note 4)                        226,200      120,000

Total Current Liabilities                 486,400      306,500

Long-Term Debt Less Current
Maturities - (Note 5)                     703,900      765,500
Deferred Compensation
 Payable -
Non-Current - (Note 4)                    393,900      446,800

Total Liabilities                       1,584,200    1,518,800


SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 1999
and 1998 - (Note 6)                       38,400        38,400
Additional Paid-in Capital             1,522,800     1,522,800
(Deficit)                             (1,231,200)   (1,449,100)
                                         330,000       112,100
Less: Treasury Stock at Cost
164,544 Shares in 1999 and
164,544 in 1998                         (220,600)     (220,600)

Total Shareholder's Equity
 (Deficit)                               109,400      (108,500)

 Total                                $1,693,600    $1,410,300

All amounts have been rounded to the nearest $100.
See Accountants' Review Report.
The accompanying notes are an integral part of this statement.



                    DIONICS, INC.
               STATEMENT OF OPERATIONS

                                             DECEMBER 31,
                                        1999          1998
                                        (Unaudited)   (Unaudited)

SALES                                   $1,970,400    $1,943,700
COST AND EXPENSES:
Cost of Sales
 (Including Research
and Development Costs)                   1,285,300     1,297,900
Selling, General and
 Administrative
Expenses                                   403,100       381,000

Total Costs and Expenses                 1,688,400     1,678,900

NET INCOME FROM OPERATIONS                 282,000       264,800

DIVIDENDS AND OTHER INCOME                  38,000        19,600
                                           320,000       284,400
OTHER DEDUCTIONS:
Interest Expense                           100,300        68,000
NET INCOME FOR THE YEAR
BEFORE INCOME TAXES                        219,700       216,400
INCOME TAXES - Note 7                        1,800         1,700

NET INCOME FOR THE YEAR                 $  217,900    $  214,700

NET INCOME PER SHARE:
Primary                                 $     .059    $     .058
Diluted - Note 6                        $     .059    $     .058


Average Number of Shares
Outstanding Used in Computation
of Per Share Income
Primary                                  3,683,678     3,683,678

Diluted (Note 6)                         3,717,412     3,726,035

All amounts have been rounded to the nearest $100.
See Accountants' Review Report.
The accompanying notes are an integral part of this statement.




                    DIONICS, INC.
               STATEMENT OF CASH FLOWS

                                            DECEMBER 31,
                                          1999        1998
                                       (Unaudited) (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income                            $  217,900  $  214,700
Adjustment to Reconcile Net Income
to Net Cash Provided from
Operating Activities:
Depreciation and Amortization              9,300      11,700
Deferred Compensation and
Related Interest                          53,300      63,800
Changes in Operating
Assets and Liabilities:
(Increase) in Account Receivable         (94,900)    (69,800)
(Increase) in Inventory                 (235,900)    (52,700)
(Increase) in Prepaid Expenses
and Other Current Assets                  (1,700)     (3,600)
Decrease (Increase)
 in Deposits and Other
Assets                                       100     (32,300)
Increase (Decrease)
 in Accounts Payable                      63,300     (16,700)
(Decrease) Increase
 in Accrued Expenses                     (12,700)     21,100

Net Cash (Used In)
 Provided by Operating
Activities                                (1,300)    136,200

CASH FLOWS (USED IN)
 INVESTING ACTIVITIES:
Purchase of Equipment                    (39,800)     (9,900)

CASH FLOWS (USED IN)
FROM FINANCIAL ACTIVITIES:
(Repayment) Restructuring of Debt        (38,500)      6,400

NET (DECREASE) INCREASE IN CASH          (79,600)    132,70

CASH - Beginning of Year                 606,100     473,400

CASH - End of Year                     $ 526,500  $  606,100

All amount have been rounded to the nearest $100.
See Accountants' Review Report.
The accompanying notes are an integral part of this statement.


                    DIONICS, INC.

            NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1999 AND 1998



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

              DECEMBER 31, 1999 AND 1998






NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets. Depreciation is provided over the estimated useful lives of the individual assets using the straight-line method. The following asset lives are in effect:

                  Machinery and Equipment       8 Years
                  Testing Equipment             8 Years
                  Furniture and Fixtures       10 Years
                  Building Improvements        10 Years
                  Building                     25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987 and revised in 1998, as well as interest accrued thereon are being charged to operations over the period of expected service.


Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.


Deferred Mortgage Costs

Costs related to the First Union Small Business Capital(formerly
Money Store Commercial Mortgage Inc.) and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs               $35,800 360 Months Starting 1/1/1999
b) Unamortized Prior Cost   16,200  94 Months

                           $52,000




                    DIONICS, INC.

            NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1999 AND 1998




NOTE 3 -  INVENTORIES:
                          December 31,    December 31,
                          1999            1998
                          (Unaudited)     (Unaudited)

Finished Goods            $ 27,800        $  35,800
Work-in-Process            339,900          258,600
Raw Materials              128,900           88,100
Manufacturing Supplies     151,500           29,700

     Total                $648,100         $412,200


NOTE 4 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the First Union Small Business Capital (formerly Money Store Commercial Mortgage Inc.) (see Note 5) a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and it's chief executive officer.

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

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned Life Insurance policy had a cash surrender value at December 31, 1999 of approximately $3,600, which is included in other assets.

                    DIONICS, INC.

            NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1999 AND 1998




NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into between Dionics, Inc. and the First Union Business Capital (formerly Money Store Commercial
Mortgage Inc.) effective 12/31/1998.

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

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, (Term Loan A") structured over two five-year periods. During the first five-year period, which ends 3/31/99, the Company pays interest only. During the second five-year period commencing 4/1/99 the balance due will be repaid over 60 equal monthly installments. All interest at prime plus two percent of the unpaid balance to be paid with the final payment of the loan.

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





                    DIONICS, INC.

            NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1999 AND 1998





NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code.
Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 1999, options to acquire 120,000 shares of Common Stock have been granted under the 1999 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 1999, 130,000 options were available for future grant.



NOTE 7 -  INCOME TAXES:

Provision for Corporate Federal, State and Local Income taxes for the year 1999 is as follows:

              Federal              None

              State and Local      $1,800

                                   $1,800


As of December 31, 1999 the Company had available a federal operating loss carry forward of $316,600. This net operating loss originated in 1990 through 1992 and may be carried forward and expires as follows:

Year of Origin    Amount Carry Forward   Expires In

1990              $ 17,800               2005

1991                65,600               2006

1992                233,200              2007

                   $316,600