Form 10QSB
period 2000-03-31
DIONICS INC
filed 2000-05-19
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 2000

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

     Common, $.01 par value per share: 3,683,678
            outstanding as of May 1, 2000
         (excluding 164,544 treasury shares).

         PART I - FINANCIAL INFORMATION

                  DIONICS, INC.


         Index to Financial Information
           Period Ended March 31, 2000



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


                    March 31, 2000



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

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2000.

     These condensed statements should be read in conjunction with the

Company's financial statements for the year ended December 31, 1999.

DIONICS, INC.

BALANCE SHEETS



                               MARCH 31,     DECEMBER 31,
                                 2000            1999
                             (UNAUDITED)      (UNAUDITED)

A S S E T S


CURRENT ASSETS:
Cash                         $  568,600       $  526,500
Accounts Receivable Trade
(Less Estimated Doubtful
Accounts of $10,000 in 2000
and $10,000 in 1999)- (Note 2)  288,100         357,000
Inventory - (Notes 2 and 3)     724,300         648,100
Prepaid Expenses and Other
Current Assets                   32,100          30,700

Total Current Assets          1,613,100       1,562,300


PROPERTY, PLANT AND EQUIPMENT
- (Notes 2 and 4)
At Cost -  Less Accumulated
Depreciation of $1,655,600 in 2000
and $1,648,500 in 1999           82,300          82,000


DEPOSITS AND OTHER ASSETS
- (Notes 2 and 4)                48,500          49,300


     Total                   $1,743,900      $1,693,600

DIONICS, INC.

BALANCE SHEETS


                                 MARCH 31,     DECEMBER 31,
                                  2000            1999
                               (UNAUDITED)     (UNAUDITED)

                        L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)              $   94,600       $   93,600
Accounts Payable                 67,900          101,000
Accrued Expenses                 98,700           65,600
Deferred Compensation Payable -
Current - (Note 4)              251,800          226,200

Total Current
Liabilities                     513,000          486,400

Deferred Compensation Payable -
(Note 4) Non Current            386,000          393,900

Long-Term Debt Less Current
Maturities - (Note 5)           690,800          703,900

Total Liabilities             1,589,800        1,584,200




SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 2000
and 3,848,222 Shares
in 1999 (Note 6)                  38,400          38,400
Additional Paid-in Capital     1,522,800       1,522,800
(Deficit)                     (1,186,500)     (1,231,200)

                                 374,700         330,000
Less: Treasury Stock at Cost
    164,544 Shares in 2000 and
    164,544 Shares in 1999      (220,600)       (220,600)

     Total Shareholders'
     Equity                      154,100         109,400

     Total                    $1,743,900      $1,693,600

DIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS


                             THREE MONTHS ENDED
                                 MARCH 31,
                             2000           1999
                          (UNAUDITED)    (UNAUDITED)

SALES                     $  508,700  $  352,800

COSTS AND EXPENSES:
Cost of Sales (Including
Research and Development
Costs)                       336,200     247,200
Selling, General and
Administrative Expenses      106,500      93,800

Total Costs and Expenses     442,700     341,000

NET INCOME FROM OPERATIONS    66,000      11,800

OTHER INCOME                   6,200       5,800

                              72,200      17,600
OTHER DEDUCTIONS:
  Interest Expense            27,500      17,300


NET INCOME FOR THE PERIOD $   44,700    $    300


NET INCOME PER SHARE
Primary                   $    .0121    $  .0001

Diluted                   $    .0119    $  .0001


Average Number of Shares
Outstanding Used in Computation
of Per Share Net Income
Primary                    3,683,678   3,683,678

Diluted                    3,760,651   3,760,651

DIONICS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                              MARCH 31,      MARCH 31,
                                2000           1999
                             (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                  $   44,700     $      300
Adjustment to Reconcile
Net Income to Net
Cash Used for
Operating Activities:
Depreciation and
Amortization                     1,900            700
Deferred Compensation
and Related Interest            17,700         16,900
Changes in Operating
Assets and Liabilities:
(Increase) Decrease in
Accounts Receivable             68,900         76,200
(Increase) Decrease
in Inventory                   (76,200)      (110,000)
(Increase) Decrease
in Prepaid Expenses
and Other
Current Assets                  (1,400)         4,900
(Increase) Decrease
in Deposits and
Other Assets                       800            500
Increase (Decrease)
in Accounts Payable            (33,100)        65,800
Increase (Decrease)
in Accrued Expenses             33,100        (28,800)
Net Cash provided
from Operating
Activities                      56,400         26,500

CASH FLOWS USED FOR
FINANCING ACTIVITIES:
Repayment of Debt              (12,100)       (1,400)


CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of Equipment           (2,200)       (2,300)

NET INCREASE IN CASH            42,100        22,800

CASH - Beginning of Period     526,500       606,100


CASH - End of Period        $  568,600    $  628,900

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2000



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

MARCH 31, 2000



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


Deferred Mortgage Costs

Costs related to First Union Small Business Capital (formerly
Money Store Commercial Mortgage) and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs       $35,800  360 Months Starting 1/1/1999
b) Unamortized
   Prior Cost       16,200   94 Months

                   $52,000

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2000




NOTE 3 -  INVENTORIES:
                              March 31,  December 31,
                               2000         1999
                            (Unaudited)  (Unaudited)

Finished Goods               $ 31,066     $ 27,800
Work-in-Process               379,866      339,900
Raw Materials                 144,056      128,900
Manufacturing Supplies        169,312      151,500

Total                        $724,300     $648,100



NOTE 4 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the Money Store Loan (see
Note 5) a modified deferred compensation payment schedule commencing January 1, 2000 was agreed to by the Company and it's chief executive officer.

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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2000



NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into between Dionics, Inc. and First Union Business Capital (formerly Money Store Commercial
Mortgage Inc.) effective 12/31/1998.

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

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, (Term Loan A) structured over two five-year periods. During the first five-year period, which ended 3/31/99, the Company paid interest only. During the second five-year period commencing 4/1/99 the balance due will be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance.

Term Loan C - Due D.A. N. Joint Venture.

Another Term Loan (Term Loan C) stemming from the Original Mortgage has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850 Term Loan A described in the Paragraph above.

In conjunction with the refinancing of the old mortgage D.A.N. Joint Venture confirmed and acknowledged that the old mortgage note was paid in full, that all accrued interest above the 2% stated rate and the principal and any accrued interest on Term Loan C was forgiven, discharged and cancelled.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2000



NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of March 31, 2000, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of March 31, 2000, 130,000 options were available for future grant.


NOTE 7 -  INCOME TAXES:

As of March 31, 2000 the Company had available a federal operating loss carry forward of $316,600. This net operating loss originated in 1990 through 1992 and may be carried forward and expires as follows:

Year of Origin  Amount   Carry Forward
                           Expires In

1990          $ 17,800        2005

1991            65,600        2006

1992            233,200       2007

               $316,600

Item 2. Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

     The First Quarter of Year 2000 saw the Company continue to show improved financial performance, entering what is now anticipated will be its fifth consecutive year of increasing Sales and Profits. The Company has been undergoing a slow "turnaround," tracing as far back as 1991, when financial problems almost forced it out of business. The intervening years have seen the Company "pull itself up by the bootstraps" in numerous ways, including: payroll cutbacks; the sale of one of its two buildings; consolidation of operations into its one remaining building; favorable restructuring of its bank debts; and more recently, the refinancing of its building mortgage loan and the clearing of a large "balloon" payment on its previous mortgage.

     Further, as a requirement of the mortgage refinancing process, the Company's property underwent an independent appraisal that showed it to have a then-current market value that was $750,000 higher than the heavily-depreciated value on the Company's balance sheet. This suggests that the "true" Net Worth of the Company as of March 31, 2000 is approximately $904,100 instead of $154,100 arrived at by more conventional accounting methods.

     During the Year 2000, the Company will continue to face certain new payment obligations that will require it to make substantial use of its Cash resources. (See Notes 4 and 5 in the financial statement.) Commencing in April 1999 the Company entered the five-year pay-down phase of its $451,350 Bank loan. These payments are in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, effective January 1, 1999. At present, although the combined effects of the above obligations represent substantial cash requirements, it is Management's opinion that current cash reserves plus anticipated cash-flow from operations should permit them to be met.

     Notwithstanding the Company's excellent financial condition at year-end 1999, it was concluded by Management that in view of the Company's near-term cash-needs for debt and other obligations, the expenditure of a significant portion of its cash resources for an independently-audited year-end financial statement would still not be prudent. Instead, as in 1998, the Company used its non-independent accounting firm for that filing. The Company learned on March 10, 2000, only 20 days before the SEC's required filing date for its year-end report, that lack of a much more costly "independently-audited" financial report would now prevent the Company's stock from being compliant with recently-tightened OTC Bulletin Board eligibility requirements, thus resulting in its being de-listed. Since the late notification left no calendar-time to effect any "cure" of the problem, the Company's stock was in fact de-listed on April 10th. Quotations for the stock are now reported on the National Quotation Bureau's "Pink Sheets." The Company will, in the future, consider its options for possibly curing the Bulletin Board eligibility issue.

     A further benefit of the Company's slow but steady improvement over the last several years has been the upgrading of its Net Worth. As far back as 1992 the Company's Net Worth was a negative $1,273,000; by year-end 1999 it had progressed to a positive $109,400. In addition, as was noted earlier, the recent appraisal of the Company's real estate property showed the "true" Net Worth to be higher by $750,000, for a year-end 1999 value of a positive
$859,400. Again, as shown earlier, by March 31, 2000 the balance sheet Net Worth had advanced to a positive $154,100, and the "true" Net Worth to approximately a positive $904,100.

     Working Capital at March 31, 2000 increased to $1,100,100, as compared to $965,000 at March 31, 1999. Management has also continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or investors, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its ongoing operations.

B.   RESULTS OF OPERATIONS

     Sales in the First Quarter of 2000 rose 44.2 percent from the same period last year, reaching $508,700 in the current period versus $352,800 in the First Quarter of 1999. The prior year results had been unavoidably hampered by the Company's effort to establish an outsourcing program to overcome local direct labor shortages.

     Gross Profit in the First Quarter of 2000 was 33.9 percent, as compared to 30 percent in the First Quarter of 1999. Selling, General & Administrative Expenses in the First Quarter of 2000 were 20.9 percent of Sales, as compared to 26.6 percent in the same period last year. Both categories benefitted from the increased Sales volume.

     In the First Quarter of 2000, the Company showed a Net Profit from Operations of $66,000 as compared to $11,800 in the First Quarter of 1999. After accounting for Interest and Other Income the Company showed a NET PROFIT of $44,700 in the First Quarter of 2000 as compared to a minimal NET PROFIT of only $300 in the First Quarter of 1999. The improvement came primarily from the higher Sales volume in the current period.

     Addressing the bigger, longer-term picture, the Company has continued
to deal successfully with its debt situation as well as the need for currently profitable operations. The strategy of increased outsourcing appears to be succeeding, although at the cost of an increased level of Raw Material and
Work-in-Process inventory.   Fortunately, the Company is able to support such
increases.

     The Company is also devoting increased efforts towards re-establishing
a national Sales Representative staff.   This should lead to increased sales
for both its photovoltaic Solid State Relays and MOSFET-drivers, the latter product line showing particular promise in the growing field of medical electronics. As always, risks of failure persist but the Company, having struggled back from the brink of failure, appears ever closer to the brink of success.

     C.   YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

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

          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended March 31, 2000:

               None

                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIONICS, INC.
                              (Registrant)


Dated: May 19, 2000           By: /s/Bernard Kravitz
                                  Bernard Kravitz,
                                  President

Dated: May 19, 2000           By: /s/Bernard Kravitz
                                  Bernard Kravitz,
                                  Principal Financial Officer