Form 10QSB
period 2000-06-30
DIONICS INC
filed 2000-08-11
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 2000

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

     Common, $.01 par value per share: 3,683,678
            outstanding as of August 1, 2000
         (excluding 164,544 treasury shares).

         PART I - FINANCIAL INFORMATION

                  DIONICS, INC.


         Index to Financial Information
           Period Ended June 30, 2000



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


                   June 30, 2000



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

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2000.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999.

DIONICS, INC.

BALANCE SHEETS



                                   JUNE 30,       DECEMBER 31,
                                   2000           1999

                                  (UNAUDITED)     (UNAUDITED)

A S S E T S

CURRENT ASSETS:
Cash                                $  565,800    $ 526,500
Accounts Receivable Trade
(Less Estimated Doubtful Accounts
of $10,000 in 1999 and $10,000 in
1999) - (Note 2)                       374,100      357,000
Inventory - Notes 2 and 3              721,300      648,100
Prepaid Expenses and Other Current
     Assets                             26,600       30,700

  Total Current Assets               1,687,800    1,562,300



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 4)
  (At Cost Less Accumulated
  Depreciation of $1,657,400
  in 2000 and $1,651,200 in 1999)       80,500      82,000



DEPOSITS AND OTHER ASSETS -
     (Notes 2 and 4)                    47,700      49,300


     Total                          $1,816,000  $1,693,600

DIONICS, INC.

BALANCE SHEETS

                                  JUNE 30,        DECEMBER 31,
                                  2000            1999
                                  (UNAUDITED)     (UNAUDITED)

L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
     Debt - (Note 5)               $   93,700      $   93,600
     Accounts Payable                  64,000         101,000
     Accrued Expenses                  72,000          65,600
  Deferred Compensation Payable -
     Current (Note 4)                 238,100         226,200

     Total Current Liabilities        467,800         486,400


Deferred Compensation Payable -
     (Note 4) Non Current             403,700         393,900
Long-Term Debt Less Current
  Maturities - (Note 5)               674,900         703,900


     Total Liabilities              1,546,400       1,584,200

CONTINGENCIES AND COMMENTS

SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    2000 and 3,848,222
    in 1999 (Note 6)                   38,400          38,400
Additional Paid-in Capital          1,522,800       1,522,800
Accumulated (Deficit)              (1,071,000)     (1,231,200)

                                      490,200         330,000
Less: Treasury Stock at Cost
  164,544 Shares in 2000 and
  164,544 Shares in 1999             (220,600)       (220,600)

Total Shareholders' Equity            269,600         109,400


     Total                         $1,816,000      $1,693,600

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS




                                            THREE MONTHS ENDED
                                                JUNE 30,
                                          2000             1999
                                       (UNAUDITED)      (UNAUDITED)

SALES                                 $  617,700       $  652,400

COST AND EXPENSES:
  Cost of Sales (Including Research
  and Development Costs)                 375,800          426,300
  Selling, General and Administrative
    Expenses                             109,500           92,500

     Total Costs and Expenses            485,300          518,800


NET INCOME FROM OPERATIONS               132,400          133,600

DIVIDENDS AND OTHER INCOME                 6,800            5,500

                                         139,200          139,100

OTHER DEDUCTIONS:
  Interest Expense                        23,700           27,300


  NET INCOME FOR THE PERIOD           $  115,500       $  111,800


NET INCOME PER SHARE -
          Basic                       $    .0314       $     .030

          Diluted                     $    .0310       $     .030


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
         Basic                         3,683,678        3,683,678

         Diluted                       3,724,703        3,710,844

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                             2000           1999
                                         (UNAUDITED)     (UNAUDITED)

SALES                                    $1,126,400      $1,005,200

COST AND EXPENSES:
  Cost of Sales (Including
  Research and Development Costs)           712,000         673,500
  Selling, General and Administrative
  Expenses                                  216,000         186,300


 Total Costs and Expenses                   928,000         859,800


 NET INCOME FROM OPERATIONS                 198,400         145,400

 DIVIDENDS AND OTHER INCOME                  13,000          11,300

                                            211,400         156,700

OTHER DEDUCTIONS
Interest Expense                             51,200          44,600



NET INCOME FOR THE PERIOD                $  160,200       $ 112,100

NET INCOME PER SHARE -
      Basic                              $    .0435       $    .030

      Diluted                            $    .0421       $    .030


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
      Basic                                3,683,678      3,683,678

      Diluted                              3,801,676      3,709,793

DIONICS, INC.

STATEMENT OF CASH FLOWS



                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                              2000            1999
                                           (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $ 160,200       $ 112,100
  Adjustment to Reconcile Net Income to
     Net Cash Used for
     Operating Activities:
     Depreciation and Amortization             3,700           3,400
  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable        (17,100)       (102,000)
    (Increase) in Inventory                  (73,200)        (76,200)
    (Increase) Decrease in
    Prepaid Expenses and
    Other Current Assets                       4,100          (4,000)
    Decrease in Deposits and Other Assets      1,600           1,300
    (Decrease) Increase in
     Deferred Compensation
           Payable                            21,700         (26,200)
          Increase (Decrease)
          in Accounts Payable                (37,000)         51,200
    Increase (Decrease)
     in Accrued Expenses                       6,400          (9,400)

     Net Cash (Used In) Provided
     from Operating Activities                70,400         (49,800)


CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
   Repayment of Debt                         (28,900)        (24,300)


CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
   Purchase of Fixed Assets                   (2,200)         (8,000)

   NET INCREASE (DECREASE) IN CASH            39,300         (82,100)

CASH - Beginning of Period                   526,500         606,100

CASH - End of Period                       $ 565,800       $ 524,000

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000



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

JUNE 30, 2000




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

     Machine and Equipment          8 Years
     Testing Equipment              8 Years
     Furniture and Fixtures        10 Years
     Building Improvements         10 Years
     Building                      25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 1999, as well as interest accrued thereon are being charged to operations over the period of expected service.

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

JUNE 30, 2000


NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                             June 30,       December 31,
                             2000          1999
                             (Unaudited)   (Unaudited)

Finished Goods              $ 30,900       $ 27,800
Work-in-Process              378,300        339,900
Raw Materials                143,500        128,900
Manufacturing Supplies       168,600        151,500

Total                       $721,300       $648,100



NOTE 4 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1999, which provides for a 72 month schedule of payments to its chief executive officer.

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

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned Life Insurance policy had a cash surrender value at December 31, 1999 of approximately $4,000, which is included in other assets.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000




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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000




NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in
Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of June 30, 2000, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of June 30, 2000, 130,000 options were available for future grant.



NOTE 7 -  INCOME TAXES:

As of December 31, 1999 the Company had available a federal operating loss carry forward of $318,000. This net operating loss originated in 1990 through 1992 and may be carried forward and expires as follows:

   Year of Origin    Amount      Carry Forward
                                 Expires In

       1990        $ 19,200        2005
       1991          65,600        2006
       1992         233,200        2007

                   $318,000

Item 2.   Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

     The First-Half of Year 2000 saw the Company continue to show improved financial performance, entering what is now anticipated will be its fifth consecutive year of increasing Sales and Profits. The Company has been undergoing a slow "turnaround," tracing as far back as 1991, when financial problems almost forced it out of business. The intervening years have seen the Company "pull itself up by the bootstraps" in numerous ways, including: payroll cutbacks; the sale of one of its two buildings; consolidation of operations into its one remaining building; favorable restructuring of its bank debts; and more recently, the refinancing of its building mortgage loan and the clearing of a large "balloon" payment on its previous mortgage.

     Further, as a requirement of the mortgage refinancing process, the Company's property underwent an independent appraisal that showed it to have a then-current market value that was $750,000 higher than the heavily-depreciated value on the Company's balance sheet. This suggests that the "true" Net Worth of the Company as of June 30, 2000 is approximately $1,019,600 instead of $269,600 arrived at by more conventional accounting methods.

     During the Year 2000, the Company will continue to face certain new payment obligations that will require it to make substantial use of its Cash resources. (See Notes 4 and 5 in the financial statement.) Commencing in April 1999 the Company entered the five-year pay-down phase of its $451,350 Bank loan. These payments are in addition to the recently reduced monthly obligations of the Deferred Compensation Agreement, effective January 1, 1999. At present, although the effects of the above obligations represent substantial cash requirements, it is Management's opinion that current cash reserves plus anticipated cash-flow from operations should permit them to be met.

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

     A further benefit of the Company's slow but steady improvement over the last several years has been the upgrading of its Net Worth. As far back as 1992 the Company's Net Worth was a negative $1,273,000; by year-end 1999 it had progressed to a positive $109,400. In addition, as was noted earlier, the recent appraisal of the Company's real estate property showed the "true" Net Worth to be higher by $750,000, for a year-end 1999 value of a positive $859,400. Again, as shown earlier, by June 30, 2000 the balance sheet Net Worth had advanced to a positive $269,600, and the "true" Net Worth to approximately a positive $1,019,600.

     Working Capital at June 30, 2000 increased to $1,220,000, as compared to $1,038,200 at June 30, 1999. Management has also continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or investors, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its ongoing operations.

B.   RESULTS OF OPERATIONS

     Sales in the Second Quarter of 2000 fell 5.3 percent from the same period last year, reaching $617,700 in the current period versus $652,400 in the Second Quarter of 1999. The prior-year results, however, had been favorably skewed by the delayed beneficial effects of the Company's First Quarter 1999 outsourcing program to overcome local direct labor shortages. Much of the shipping in the Second Quarter of 1999 was actually delayed First Quarter shipping. Thus, while slightly lower, shipping in the current year's Second Quarter is a more correct barometer of Company performance, and Six-month comparisons are even more valid.

     Gross Profit in the Second Quarter of 2000 was 39.2 percent, as compared to 34.7 percent in the Second Quarter of 1999. Selling, General & Administrative Expenses in the Second Quarter of 2000 were 17.7 percent of Sales, as compared to 14.2 percent in the same period last year. Both categories benefitted from the increased Sales volume.

     In the Second Quarter of 2000, the Company showed a Net Profit from Operations of $132,400 as compared to $133,600 in the Second Quarter of 1999. After accounting for Interest and Other Income the Company showed a NET PROFIT of $115,500 in the Second Quarter of 2000 as compared to a NET PROFIT of $111,800 in the Second Quarter of 1999.

     For the First Six-Months of 2000, Sales volume rose 12 percent, reaching $1,126,400 as compared to $1,005,200 in the First Six-Months of 1999. Gross Profit Margin was 36.8 percent in the current period as compared to 33.0 percent in the same period last year. Selling, General & Administrative Expenses were essentially unchanged, showing 19.2 percent in the current period as compared to 18.5 percent in the same period last year.

     For the First Six-Months of 2000, the Company showed a Net Profit of $160,200, up 42.9 percent from the $112,100 level of the same period in 1999. These totals correctly show the benefits of the year-earlier establishment of the Company's outsourcing program.

     Addressing the bigger, longer-term picture, the Company has continued to deal successfully with its debt situation as well as the need for currently profitable operations. The strategy of increased outsourcing appears to be succeeding, although at the cost of an increased level of Raw Material and Work-in-Process inventory. Fortunately, the Company is able to support such increases.

     The Company is also devoting increased efforts towards re-
establishing a national Sales Representative staff.   This should lead to
increased sales for both its photovoltaic Solid State Relays and MOSFET-drivers, the latter product line showing particular promise in the growing field of medical electronics. As always, risks of failure persist but the Company, having struggled back from the brink of failure, appears ever closer to the brink of success.


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

          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 2000:

               None

                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIONICS, INC.
                              (Registrant)


Dated: August 11, 2000           By: /s/Bernard Kravitz
                                  Bernard Kravitz,
                                  President

Dated: August 11, 2000           By: /s/Bernard Kravitz
                                  Bernard Kravitz,
                                  Principal Financial Officer