Form 10QSB
period 2000-09-30
DIONICS INC
filed 2000-11-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 2000

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

     Common, $.01 par value per share: 3,683,678
            outstanding as of November 1, 2000
         (excluding 164,544 treasury shares).

         PART I - FINANCIAL INFORMATION

                  DIONICS, INC.


         Index to Financial Information

         Period Ended September 30, 2000


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


                September 30, 2000



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

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2000.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999.

                   DIONICS, INC.

             CONDENSED BALANCE SHEETS



                                      SEPTEMBER 30,     DECEMBER 31,
                                          2000             1999
                                       (UNAUDITED)      (UNAUDITED)

                         A S S E T S


CURRENT ASSETS:
  Cash                                  $  718,500     $  526,500
  Accounts Receivable - Trade
    (Less Estimated Doubtful Accounts
    of $10,000 in 2000 and $10,000 in
    1999) - (Note 2)                       359,600        357,000
  Inventory - (Notes 2 and 3)              682,100        648,100
  Prepaid Expenses and Other Current
       Assets                               21,700         30,700

     Total Current Assets                1,781,900      1,562,300



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 4)
    (At Cost Less Accumulated
    Depreciation of $1,659,400
    in 2000 and $1,651,200 in 1999)         83,500         82,000


DEPOSITS AND OTHER ASSETS -
       (Notes 2 and 4)                      50,300         49,300


     Total                              $1,915,700     $1,693,600

                   DIONICS, INC.

             CONDENSED BALANCE SHEETS


                                   SEPTEMBER 30,    DECEMBER 31,
                                      2000             1999
                                   (UNAUDITED)      (UNAUDITED)

               L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)          $      93,800           $   93,600
  Accounts Payable                  81,400              101,000
  Accrued Expenses                  71,500               65,600
  Deferred Compensation Payable -
    Current (Note 4)               238,100              226,200

     Total Current Liabilities     484,800              486,400


Deferred Compensation Payable -
  (Note 4) Non Current             421,400              393,900
Long-Term Debt Less Current
  Maturities - (Note 5)            660,300              703,900


     Total Liabilities           1,566,500            1,584,200

CONTINGENCIES AND COMMENTS

                         SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in
    2000 and 3,848,222 in 1999
    (Note 6)                            38,400              38,400
Additional Paid-in Capital           1,522,800           1,522,800
Accumulated (Deficit)                 (991,400)         (1,231,200)

                                       569,800             330,000
Less: Treasury Stock at Cost
  164,544 Shares in 2000 and
  164,544 Shares in 1999              (220,600)           (220,600)

     Total Shareholders' Equity        349,200             109,400


          Total                     $1,915,700          $1,693,600

                   DIONICS, INC.

         CONDENSED STATEMENT OF OPERATIONS




                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                           2000          1999
                                        (UNAUDITED)  (UNAUDITED)


SALES                                 $  617,400      $  433,100

COST AND EXPENSES:
  Cost of Sales (Including Research
  and Development Costs)                 402,400         305,200
  Selling, General and Administrative
  Expenses                               114,500          94,300


  Total Costs and Expenses               516,900         399,500


NET INCOME FROM OPERATIONS               100,500          33,600

DIVIDENDS AND OTHER INCOME                 7,000          20,600

                                         107,500          54,200
OTHER DEDUCTIONS:
  Interest Expense                        25,900          23,400

NET INCOME FOR THE PERIOD BEFORE PROVISION
  FOR INCOME TAXES                        81,600          30,800

PROVISION FOR INCOME TAXES                 2,000             -0-

NET INCOME FOR THE PERIOD             $   79,600      $   30,800

NET INCOME PER SHARE -
          Basic                       $    .0216      $    .0084

          Diluted                     $    .0215      $    .0083

Average Number of Shares Outstanding
  Used in Computation of Per Share Income
          Basic                        3,683,678       3,683,678

          Diluted                      3,693,293       3,720,253

                   DIONICS, INC.

         CONDENSED STATEMENT OF OPERATIONS


                                             NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                             2000           1999
                                          (UNAUDITED)  (UNAUDITED)


SALES                                     $1,743,800   $1,438,300

COST AND EXPENSES:
  Cost of Sales (Including
  Research and Development Costs)          1,114,400      978,700
  Selling, General and Administrative
      Expenses                               330,500      280,600

     Total Costs and Expenses              1,444,900    1,259,300

NET INCOME FROM OPERATIONS                   298,900      179,000

DIVIDENDS AND OTHER INCOME                    20,000       31,900

                                             318,900      210,900
OTHER DEDUCTIONS
  Interest Expense                            77,100       68,000

NET INCOME BEFORE PROVISION
  FOR INCOME TAXES                           241,800      142,900
  Provision for Income Taxes                   2,000          -0-


NET INCOME FOR THE PERIOD                $   239,800   $  142,900

NET INCOME PER SHARE -
               Basic                     $     .0651   $    .0388

               Diluted                   $     .0629   $    .0385

Average Number of Shares Outstanding
  Used in Computation of Per Share Income -
               Basic                        3,683,678    3,683,678

               Diluted                      3,811,291    3,713,613

                   DIONICS, INC.

         CONDENSED STATEMENT OF CASH FLOWS


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            2000           1999
                                         (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $ 239,800      $ 142,900
  Adjustment to Reconcile Net Income to
     Net Cash Provided from Operating Activities:
      Depreciation and Amortization             5,600          4,700
  Changes in Operating Assets and Liabilities:
     (Increase) in Accounts Receivable         (2,600)       (67,900)
     (Increase) in Inventory                  (34,000)      (121,000)
    (Increase) Decrease in Prepaid Expenses and
        Other Current Assets                    9,000          3,300
    (Increase) Decrease in Deposits and
    Other Assets                               (1,000)         2,400
    Increase (Decrease) in Accounts Payable   (19,600)        42,000
    Increase (Decrease) in Accrued Expenses     5,900        (22,700)
    Increase (Decrease) in Deferred Compensation
         Payable                               53,200        (39,700)

     Net Cash Provided from (Used In) Operating
         Activities                           256,300        (56,000)


CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Repayment of Debt                        (43,400)       (47,700)


CASH FLOWS (USED IN) INVESTING ACTIVITIES:
     Purchase of Equipment                     (7,100)       (39,700)
     Payment of Deferred Compensation         (13,800)            -0-

NET (DECREASE) INCREASE IN CASH               192,000       (143,400)

CASH - Beginning of Period                    526,500        606,100


CASH - End of Period                        $ 718,500      $ 462,700

                   DIONICS, INC.

           NOTES TO FINANCIAL STATEMENTS

                SEPTEMBER 30, 2000




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

                SEPTEMBER 30, 2000




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

             Machine and Equipment          8 Years
             Testing Equipment              8 Years
             Furniture and Fixtures        10 Years
             Building Improvements         10 Years
             Building                      25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 1999 as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.


Deferred Mortgage Costs

Costs related to the First Union Small Business Capital (formerly Money Store Commercial Mortgage) and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

  a) New Costs                $35,800 360 Months Starting 1/l/1999
  b) Unamortized Prior Cost    16,200  94 Months
                              $52,000

                   DIONICS, INC.

           NOTES TO FINANCIAL STATEMENTS

                SEPTEMBER 30, 2000



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                 September 30,   December 31,
                                     2000           1999
                                 (Unaudited)    (Unaudited)

     Finished Goods                $ 29,100       $ 27,800
     Work-in-Process                357,800        339,900
     Raw Materials                  135,700        128,900
     Manufacturing Supplies         159,500        151,500

          Total                    $682,100       $648,100


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

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned Life Insurance policy had a cash surrender value at September 30, 2000 of approximately $7,000, which is included in other assets.

                   DIONICS, INC.

           NOTES TO FINANCIAL STATEMENTS

                SEPTEMBER 30, 2000




NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into between Dionics, Inc. and the First Union Small Business Capital (formerly Money Store Commercial Mortgage Inc.) effective 12/31/1998.

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

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, (Term Loan A") structured over two five-year periods. During the first five-year period ended 3/31/99, the Company paid interest only. During the second five-year period commencing 4/1/99 the balance due is being repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance.

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

                   DIONICS, INC.

           NOTES TO FINANCIAL STATEMENTS

                SEPTEMBER 30, 2000





NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in
Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 2000, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of September 30, 2000, 130,000 options were available for future grant.


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

                                 $318,000

Item 2.   Management's Discussion and Analysis or Plan of Operation

A.   LIQUIDITY AND CAPITAL RESOURCES

     The First Nine-Months of Year 2000 saw the Company continue to show improved financial performance, in what is now anticipated will be its fifth consecutive year of increasing Sales and Profits. The Company has been undergoing a slow "turnaround," tracing as far back as 1991, when financial problems almost forced it out of business. The intervening years have seen the Company "pull itself up by the bootstraps" in numerous ways, including: payroll cutbacks; the sale of one of its two buildings; consolidation of operations into its one remaining building; favorable restructuring of its bank debts; and more recently, the refinancing of its building mortgage loan and the clearing of a large "balloon" payment on its previous mortgage.

     Further, as a requirement of the mortgage refinancing process, the Company's property underwent an independent appraisal that showed it to have a then-current market value that was $750,000 higher than the heavily-depreciated value on the Company's balance sheet. This suggests that the "true" Net Worth of the Company as of September 30, 2000 is approximately $1,099,200 instead of $349,200 arrived at by more conventional accounting methods.

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

     Notwithstanding the Company's excellent financial condition at year-end 1999, it was concluded by Management that in view of the Company's near-term cash-needs for debt and other obligations, the expenditure of a significant portion of its cash resources for an independently-audited year-end financial statement would still not be prudent. Instead, as in 1998, the Company used its non-independent accounting firm for that filing. The Company learned on March 10, 2000, only 20 days before the SEC's required filing date for its year-end report, that lack of a much more costly "independently-audited" financial report would now prevent the Company's stock from being compliant with recently-tightened OTC Bulletin Board eligibility requirements, thus resulting in its being de-listed. Since the late notification left no calendar-time to effect any "cure" of the problem, the Company's stock was in fact de-listed on April 10th. Quotations for the stock are now reported on the National Quotation Bureau's "Pink Sheets." The Company is considering its options for possibly curing the Bulletin Board eligibility issue.

     A further benefit of the Company's slow but steady improvement over the last several years has been the upgrading of its Net Worth. As far back as 1992 the Company's Net Worth was a negative $1,273,000; by year-end 1999 it had progressed to a positive $109,400. In addition, as was noted earlier, the recent appraisal of the Company's real estate property showed the "true" Net Worth to be higher by $750,000, for a year-end 1999 value of a positive $859,400. Again, as shown earlier, by September 30, 2000 the balance sheet Net Worth had advanced to a positive $349,200 and the "true" Net Worth to approximately a positive $1,099,200.

     Working Capital at September 30, 2000 increased to $1,297,100, as compared to $1,002,800 at September 30, 1999. Management has also continued its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or investors, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its ongoing operations.

B.   RESULTS OF OPERATIONS

     Sales in the Third Quarter of 2000 rose 42.5 percent from the same period last year, reaching $617,400 in the current period versus $433,100 in the Third Quarter of 1999. Rising sales volumes are reflective of increased orders on many of the company's product lines.

     Gross Profit in the Third Quarter of 2000 was 34.8 percent, as compared to 29.5 percent in the Third Quarter of 1999. Selling, General & Administrative Expenses in the Third Quarter of 2000 were 18.6 percent of Sales, as compared to 21.8 percent in the same period last year. Both categories benefitted from the increased Sales volume.

     In the Third Quarter of 2000, the Company showed a Net Profit from Operations of $100,500 as compared to $33,600 in the Third Quarter of 1999. After accounting for Interest and Other Income and Taxes, the Company showed a NET PROFIT of $81,600 in the Third Quarter of 2000 as compared to $30,800 in the Third Quarter of 1999.

     For the First Nine-Months of 2000, Sales volume rose 21 percent, reaching $1,743,800 as compared to $1,438,300 in the First Nine-Months of 1999. Gross Profit Margin was 35.8 percent in the current period as compared to 31.9 percent in the same period last year. Selling, General & Administrative Expenses were 18.9 percent of Sales in the current period as compared to 19.5 percent in the same period last year.

     For the First Nine-Months of 2000, the Company showed a Net Profit of $239,800, up 67.8 percent from the $142,900 level of the same period in 1999. These totals correctly show the benefits of the year-earlier establishment of the Company's outsourcing program as well as higher levels of new orders.

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

          (b) Reports on Form 8-K. Listed below are Current Reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 2000:

               None

                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIONICS, INC.
                              (Registrant)


Dated: November 13, 2000      By: /s/Bernard Kravitz
                                  Bernard Kravitz,
                                  President

Dated: November 13, 2000      By: /s/Bernard Kravitz
                                  Bernard Kravitz,
                                  Principal Financial Officer