Form 10KSB
period 2000-12-31
DIONICS INC
filed 2001-03-28
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549

                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 2000

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

             Yes   X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
$2,433,700.

As of March 1, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,855,708 shares) was approximately $514,000. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 1, 2001 was 3,683,678 (excluding 164,544 treasury shares).

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

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 2000.

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

     (vi) Customers to whom, for the fiscal year ended
December 31, 2000, sales were made equal to approximately 10% or more of the Company's sales:

                          Approximate
                          Percentage
     Name                 of Business

     Customer "A"             17.7%
     Customer "B"             16.5%
     Customer "C"              8.5%

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

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 1999 approximately $1,364,000 and at December 31, 2000 approximately $933,000.

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

          1998 -  $45,000
          1999 -  $50,000
          2000 -  $55,000

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

     (xii) The number of persons employed by the Company is 30. The Company's employees are not represented by unions and/or collective bargaining agreements.

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


                   PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters.

     (a)  Market Information.

     The Company's Common Stock is traded in the over-the-counter market and is quoted in the "pink sheets" promulgated by the Pink Sheets LLC. Until March 2000, the Company Common Stock was also quoted on the OTC Bulletin Board. The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated.

                                        Bid Prices

Period                             High           Low

Year ended December 31, 1999:

Jan. 1, 1999 to March 31, 1999     $0.75          $0.375
April l, 1999 to June 30, 1999     $0.8125        $0.32
July 1, 1999 to Sept. 30, 1999     $1.25          $0.25
Oct. 1, 1999 to Dec. 31, 1999      $0.625         $0.50

Year ended December 31, 2000:

Jan. 1, 2000 to March 31, 2000     $1.75          $0.4375
April l, 2000 to June 30, 2000     $0.7813        $0.125
July 1, 2000 to Sept. 30, 2000     $0.51          $0.25
Oct. 1, 2000 to Dec. 31, 2000      $0.32          $0.13

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     (b)  Holders.

     As of March 1, 2001 there were approximately 370 record holders of the Company's Common Stock.

     (c)  Dividends.

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

A.   LIQUIDITY AND CAPITAL RESOURCES

     Overall, performance in the year 2000 was the best in at least ten years. During the year ended December 31, 2000, the Company saw continuing growth in its sales volume and profits, achieving the fifth consecutive such year since its return to profitability in 1996. Following is a brief, selective historical review.

     The Company has been steadily recuperating from the effects of numerous adverse business conditions originating as far back as 1987, and working with very limited, sometimes "negative" Working Capital, it has not only survived, but appears to have solidly "turned the corner." Among many key developments in its return to good financial status, the Company successfully refinanced its real-estate mortgage loan in December 1998. As a requirement of that refinancing process, the Company's property underwent an independent appraisal that showed it to have a then-current market-value which was $750,000 higher than the heavily-depreciated value on the Company's balance sheet. This suggests that the "true" Net Worth of the Company at December 31, 2000 is $1,118,700 instead of the $368,700 arrived at by more conventional accounting methods. One may even speculate that the market-value of the Company's real-estate has appreciated still further in the last two years, causing the "true" Net Worth to be yet higher.

     As an aid to meeting its increasingly varied production requirements, the Company continued its outsourcing approach to manufacturing, and was able in year 2000 to improve efficiency. This had the beneficial effect of somewhat shortening the manufacturing cycle-times, thus reducing the levels of raw material and work-in-process inventories for certain products. Notwithstanding the excellent financial performance of 2000, it was still concluded by Management that, in view of near-term cash needs for the Company's debt and other obligations, the expenditure of a significant sum for independent, fully-audited financial reports would not be wise. Instead, as in 1999, the Company utilized its non-independent accounting firm for this filing. On a related subject, the Company had learned in March of 2000 that lack of the much more costly "independently-audited" financial report would result in its stock being de-listed from the OTC Bulletin Board, due to their having recently tightened their eligibility requirements. Quotations for the Company's stock have thus been reported on the "Pink Sheets" since that time. The Company's present accounting firm was not considered "independent" due to the presence of one of its partners on the Company's Board of Directors. The resignation of that partner as a Director in December 2000, following many years of valuable but unpaid service, cleared the way for the firm to serve as independent auditors for the Form 10-KSB filing for year 2001. It is the Company's intention, in view of its improved finances, to file an independently-audited report for that year and to resubmit for listing on the OTC Bulletin Board, although no assurance can be given that that organization will consider the Company fully compliant with all of its then-current requirements.

     Starting in 1999 and continuing through 2000, the Company began dealing with certain new payment obligations related to Notes 4 and 5 in the Financial Statement, entitled Deferred Compensation Payable and Loans Payable, respectively. Commencing in April 1999 the Company entered the second five-year period of its Apple Bank Loan Agreement, and began the 60-month pay-down of principal and interest on what had started as a debt of $451,350. These payments are in addition to the reduced monthly obligations of the Deferred Compensation Agreement, which began in January 1999. At present, although the combined effects of the above obligations represent substantial cash requirements, it is the opinion of Management that cash reserves plus anticipated cash flow from operations should continue to permit them to be met.

     Conversely, the Company's cash requirements had been relieved by the refinancing of its mortgage loan in December 1998, which avoided the need for a March 1999 $350,000 "balloon" payment on its prior loan. Critical to the securing of that very desirable refinancing, however, was the willingness of the Company's Chief Executive Officer to accept the new lender's demand for a further amendment to his Deferred Compensation Agreement in which certain monthly payments to him were both significantly reduced and substantially delayed. (See Note 4.) Therefore, to secure the Chief Executive's remaining interests in the amended agreement, a second-mortgage against the Company's real-estate property was issued in his name.

     The Company's Cash account at year-end 2000 was $688,600 as compared to $526,500 at year-end 1999 and $606,100 at year-end 1998. The ratio of Total Current Assets to Total Current Liabilities was 4.44:1 at year-end 2000 as compared to 3.21:1 at year-end 1999 and 4.27:1 at year-end 1998. To the extent that the Current Ratio is indicative of near-term financial strength, the above level of 4.44:1 may be considered a very positive sign for the Company.

     Working Capital also continued to improve, reaching
$1,311,700 at year-end 2000 as compared to $1,075,900 at year-end 1999 and $1,002,900 at year-end 1998. The positive trend reflects generally improving operations over the last few years, with the obvious upgrading of the Company's LIQUIDITY. Capital expenditures in 2000 were still not at material levels, although slightly higher than in 1999 and 1998.

     A further result of the Company's slow but steady improvements over the last several years has been the upgrading of its Net Worth. As far back as 1992 the Company's Net Worth was a negative $1,273,000, which then progressed steadily to a negative $730,300 in 1993, a negative $694,900 in 1994, a negative $527,300 in 1995, a negative $469,300 in 1996, a negative $323,200 in 1997, a negative $108,500 in 1998, followed by a positive $109,400 in 1999 and now a positive $368,700 at year-end 2000. In addition, as was noted earlier, the company's real-estate property was independently appraised approximately two years ago with a market-value $750,000 higher than the heavily depreciated value shown on the Balance Sheet. This suggests that the "true" Net Worth of the Company at year-end 2000 is a positive $1,118,700 as opposed to a positive $368,700 arrived at by more conventional accounting methods.

     Management has been continuing its search for sources of additional financing to provide further growth momentum for the Company. Several contacts are always active with potential lenders or acquirors, and it is believed that continuing improvements in the Company's operating performance and Balance Sheet should enhance those efforts, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its current operations, while making efforts to further strengthen both profitability and positive cash flow results. While it is still too early to ascertain any possible effects of the recent economic downturn on Company performance in 2001, Management is alert to the potential need for "belt-tightening."

B.   RESULTS OF OPERATIONS

     Operating results in year 2000 showed $2,433,700 in Sales volume, an increase of 23.5 percent from the $1,970,400 level of 1999, and up from the $1,943,700 achieved in 1998. Net Profits in year 2000 reached $259,300, an increase of 19.0 percent from the $217,900 level of 1999 and up from the $214,700 achieved in 1998. Increasing Sales and Profits stemmed from both new and old products. The Gross Profit margin for 2000 was 32.6 percent, as compared to 34.7 percent in 1999 and 33.2 percent in 1998.

     Research and Development expenditures rose slightly to $55,000 in 2000, as compared to $50,000 in 1999 and $45,000 in
1998. These levels reflect both the limited funds available for R & D, as well as the Company's continuing emphasis on sales of already existing products. The Company has numerous fully-developed and almost-fully-developed products which it is trying to market more extensively, although it does engage in a certain amount of new product development. As the higher priority needs for consistent profitability and debt service are met, the Company may be free to devote more resources to R & D.

     Interest Expense in 2000 was $101,400 as compared to $100,300 in 1999 and $68,000 in 1998. The recent higher amounts reflect the fact that the Company has entered a different phase of its loan agreement, carrying higher interest rates.

     In recent years, the Company has been striving to correct its two basic problems: past debts, primarily to the Bank, and the need for currently profitable operations. Through the 1993 sale of one of its two buildings and the subsequent Debt Restructuring Agreement, the first problem was put onto a manageable basis. No longer in default since that time, the Company appears well able, for the foreseeable future, to manage its debt obligations under the new debt repayment schedule. The Company had also been able to further reduce that debt, first by meeting certain financial performance standards in 1994 and 1995, and then through debt-reduction payments that commenced in 1996. A major element of debt relief was achieved in 1998 when the refinancing of the Company's real-estate mortgage loan avoided a $350,000 "balloon" payment that was due in 1999.

     Concerning its second basic problem, the need for currently profitable operations, the Company appears to have solidly "turned the corner" and has now shown five consecutive years of increasing profits. In achieving that record, the Company has done a remarkable job of surviving with little or no working capital yet also managing to consistently make slow-but-steady improvements in financial performance. While cost reduction efforts in earlier years were able to keep the Company alive, it was only through increasing Sales volume in the years 1996 through 2000 that the Company was able to show improving Profits. Although facing a recently slowed economy, the Company must continue to try to stimulate increased use of its photovoltaic (PV) Solid State Relays and PV MOSFET-drivers. Management is determined to continue pursuing further growth in Sales and Profits, and to succeed in this challenge as it has in the past challenges of debt-resolution and the need to return to profitability. Risks of failure persist, of course, as they do in any commercial venture, but the Company, having struggled back from the brink of failure, sees that risk receding further each year.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

     Identity of Directors:

                         Position and Offices   Director
Name              Age    with Company             Since

Bernard Kravitz   67     President, Secretary,    1969
                         Treasurer

David M. Kaye     46     None(1)                  2000



     (1) A partner of Danzig Kaye Cooper & Fiore, LLP, which firm provides certain legal services to the Company.

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director. Solomon Berkowitz, a director of the Company since 1975, resigned from such position in December 2000.

     Identity of Executive Officers:


                                                  Officer
Name                Age  Position                 Since

Bernard Kravitz     67   President, Secretary,    1969
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

     Family Relationships:

     None.

     Business Experience:

     (i) Bernard Kravitz has been President and a Director of the Company since 1969 and Secretary and Treasurer since 1992.

     (ii) David M. Kaye has been a Director of the Company since December 2000. Mr. Kaye is an attorney and has been a partner in the law firm of Danzig Kaye Cooper & Fiore, LLP (formerly Danzig Garubo & Kaye, LLP) located in Florham Park, New Jersey, since the firm's inception in February 1996. Such firm provides certain legal services to the Company. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters. He is also currently a director of Nutrition Now, Inc., a company which manufactures and markets nutritional products.

     During 2000, fees of $24,875  were paid to Danzig Kaye
Cooper & Fiore, LLP for services rendered in 2000 and for certain prior periods.

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

     To the Company's knowledge, with respect to the year ended
December 31, 2000, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended
December 31, 2000, was an officer, director and greater than ten percent beneficial owner, were complied with.

Item 10.  Executive Compensation.

     Summary Compensation Table:

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2000, 1999 and 1998, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2000 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


                        Summary Compensation Table


                              Annual
                              Compensation(1)


Name and Principal  Fiscal
Position            Year      Salary         Bonus

Bernard Kravitz,    2000      $110,600       $0
President           1999      $104,300       $0
                    1998      $101,600       $0


                              Long-Term
                              Compensation

                              Restricted   Shares
Name and Principal  Fiscal    Stock        Underlying
Position            Year      Awards       Options

Bernard Kravitz,    2000      $0           0
President           1999      $0           0
                    1998      $0           0

___________________________

     (1) Does not include matching contributions paid by the Company for Mr. Kravitz during 1998, 1999 and 2000 of $4,064, $4,018 and $4,124, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal
     Revenue Code and premiums paid by the Company during 1998, 1999 and 2000 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. Also, does not include $113,764 paid to Mr. Kravitz during 2000 which amount represents payment for installments which were due to Mr. Kravitz for 1999 as well as for certain portions of 2000 pursuant to the deferred compensation agreement entered into with Mr. Kravitz. (See subsections "Bonus and Deferred Compensation" and "Compensation pursuant to plans" elsewhere herein under Item 10).

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

     In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan (see Part III, Item 12), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the

Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned life insurance policy had a cash surrender value at December 31, 2000 of approximately $3,600, which is included in other assets. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure amounts due him under the deferred compensation agreement.

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

     See subsection "Summary Compensation Table" elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 1998, 1999 and 2000.

     Compensation of Directors:

     During the year ended December 31, 2000, no compensation was paid to the Company's one non-employee incumbent director for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 2001. In addition, no compensation was paid to a former non-employee director of the Company (who resigned in December 2000) for his services as such.

     Stock Option Plan:

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2000, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. No options were granted during 2000. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 2000, 130,000 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     Termination of Employment and Change of Control
Arrangements:

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                           Percent(1)
Name and Address       Shares Owned        of Class

Bernard Kravitz        827,970(2)(3)         22.5%
65 Rushmore Street
Westbury, NY

Gregory Coleman        269,720                7.3%
59-09 Northern Blvd.
East Norwich, NY

David M. Kaye              -                   -
30A Vreeland Road
Florham Park, NJ

All Directors
& Officers             827,970               22.5%
as a Group (2 persons)
____________________________
     (1) Based upon issued and outstanding shares computed as follows: 3,848,222 issued shares less 164,544 treasury shares resulting in 3,683,678 issued and outstanding shares.

     (2) Includes 815,392 shares of record and 12,578 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife.

     (3) Does not include 174,730 shares owned by Keith Kravitz, adult son of Bernard Kravitz. Bernard Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz. Also, does not include 76,347 shares owned by the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code, for which Mr. Kravitz serves as trustee.


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

                    DIONICS, INC.
                    (Registrant)


                    By:  /s/ Bernard Kravitz
                         Bernard Kravitz, President


                    Dated:    March 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature               Title                      Date



/s/ Bernard Kravitz     President, Secretary,      3/22/01
Bernard Kravitz         Treasurer,  Director
                        (Principal Executive
                        Officer and Principal
                        Financial Officer)

/s/ David M. Kaye       Director                   3/22/01
David M. Kaye

ERNEST D. LOEWENWARTER & CO. LLP
CERTIFIED PUBLIC ACCOUNTANTS
10 EAST 40TH STREET
NEW YORK, N.Y. 10016-0200








Dionics, Inc.
65 Rushmore Street
Westbury, N.Y. 11590



     We have reviewed the accompanying balance sheets of Dionics, Inc., as of December 31, 2000 and December 31, 1999, and the related statements of operations and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements are the representations of the management of Dionics, Inc.


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

                          ERNEST D. LOEWENWARTER & CO. LLP
                          Certified Public Accountants



New York, N.Y.
February 22,2001

DIONICS, INC.

BALANCE SHEET


                                December 31,
                              2000         1999
                          (Unaudited)  (Unaudited)


                     A S S E T S


CURRENT ASSETS:
Cash                      $   688,600 $  526,500
Accounts Receivable Trade
 (Less Estimated Doubtful
 Accounts of $10,000 in 2000
 and 1999)- Note 2            372,100     357,000
Inventory - Notes 2 and 3     604,700     648,100
Prepaid Expenses and Other
 Current Assets                27,700      30,700
   Total Current Assets     1,693,100   1,562,300



PROPERTY, PLANT AND
  EQUIPMENT - Notes 2
    (At Cost Less Accumulated
      Depreciation of $1,675,700
      in 2000 and $1,653,800 in
      1999)                    76,300      82,000

DEPOSITS AND
 OTHER ASSETS - Note 2         44,800      49,300

       Total               $1,814,200  $1,693,600




All amounts have been rounded to the nearest $100.


See Accountants' Review Report

The accompanying notes are an integral part of this statement.

DIONICS, INC.

BALANCE SHEET

                                        December 31,
                                    2000           1999
                                 (Unaudited)   (Unaudited)
                   L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)             $   93,900     $   93,600
  Accounts Payable                  82,600        101,000
  Accrued Expenses                  48,500         65,600
  Deferred Compensation Payable -
    Current - (Note 4)             156,400        226,200

     Total Current Liabilities     381,400        486,400

Long-Term Debt Less Current
  Maturities - (Note 5)            644,900        703,900
Deferred Compensation Payable -
  Non-Current - (Note 4)           419,200        393,900

     Total Liabilities           1,445,500      1,584,200


                       SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2000
    and 1999 - (Note 6)              38,400        38,400
Additional Paid-in Capital        1,522,800     1,522,800
               (Deficit)           (971,900)   (1,231,200)

                                    589,300       330,000
Less: Treasury Stock at Cost
  164,544 Shares in 2000 and
  164,544 in 1999                  (220,600)     (220,600)

     Total Shareholders'
       Equity (Deficit)             368,700       109,400


      Total                      $1,814,200    $1,693,600




All amounts have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

STATEMENT OF OPERATIONS

                                          DECEMBER 31,
                                     2000              1999
                                  (Unaudited)       (Unaudited)

SALES                             $2,433,700        $1,970,400


COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)         1,641,000         1,285,300
  Selling, General
    and Administrative
    Expenses                         459,900           403,100

     Total Costs and Expenses      2,100,900         1,688,400


NET INCOME FROM OPERATIONS           332,800           282,000

DIVIDENDS AND OTHER INCOME            29,800            38,000

                                     362,600           320,000

OTHER DEDUCTIONS:
  Interest Expense                   101,400           100,300

NET INCOME FOR THE YEAR
  BEFORE INCOME TAXES                261,200           219,700


INCOME TAXES - Note 7                  1,900             1,800


NET INCOME FOR THE YEAR           $  259,300        $  217,900


NET INCOME PER SHARE:
  Primary                         $    .0704        $     .059

  Diluted - Note 6                $    .0680        $     .059


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income
  Primary                           3,683,678        3,683,678

  Diluted (Note 6)                  3,811,291        3,717,412

All amounts have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

STATEMENT OF CASH FLOWS




                                            DECEMBER 31,
                                          2000        1999
                                      (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $  259,300   $  217,900

  Adjustment to Reconcile Net Income
    to Net Cash Provided from
    Operating Activities:
      Depreciation and Amortization      22,000        9,300
      Deferred Compensation and
         Related Interest - Net         (44,500)      53,300
  Changes in Operating
    Assets and Liabilities:
      (Increase) in Account Receivable  (15,100)     (94,900)
      (Increase) Decrease in Inventory   43,400     (235,900)
      (Increase) Decrease in
         Prepaid Expenses
         and Other Current Assets         3,000       (1,700)
       Decrease in Deposits
         and Other Assets                 4,500          100
       Increase (Decrease)
         in Accounts Payable            (18,400)      63,300
       (Decrease) in Accrued Expenses   (17,100)     (12,700)

       Net Cash Provided by
         (Used In) Operating
         Activities                     237,100       (1,300)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Purchase of Equipment                 (16,300)     (39,800)

CASH FLOWS (USED IN) FINANCIAL ACTIVITIES:
  (Repayment) Restructuring of Debt     (58,700)     (38,500)

NET INCREASE (DECREASE) IN CASH         162,100      (79,600)

CASH - Beginning of Year                526,500      606,100


CASH - End of Year                   $  688,600   $  526,500


All amount have been rounded to the nearest $100.

See Accountants' Review Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999



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

DECEMBER 31, 2000 AND 1999


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (Continued)

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets. Depreciation is provided over the estimated useful lives of the individual assets using the straight- line method. Where possible current write off are taken under Sec 179 of the Internal Revenue Code. The following asset lives are in effect:

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


Deferred Mortgage Costs

Costs related to the First Union Small Business
Capital(formerly Money Store Commercial Mortgage Inc.) and prior costs related to the paid off mortgage with D.A.N. Joint
Venture are being amortized as follows:

  a) New Costs      $35,800  360 Months Starting /1/1999
  b) Unamortized
     Prior Cost      16,200   94 Months

                    $52,000

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999




NOTE 3 -  INVENTORIES:
                          December 31,      December 31,
                              2000              1999

                          (Unaudited)        (Unaudited)

    Finished Goods           $ 36,000         $ 27,800
    Work-in-Process           381,300          339,900
    Raw Materials             143,200          128,900
    Manufacturing Supplies     44,200          151,500

                  Total      $604,700         $648,100


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

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned Life Insurance policy had a cash surrender value at December 31, 2000 of approximately $2,300, which is included in other assets.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999



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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999



NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2000, options to acquire 120,000 shares of Common Stock have been granted under the 1999 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 2000, 130,000 options were available for future grant.



NOTE 7 -  INCOME TAXES:

Provision for Corporate Federal, State and Local Income taxes for the year 2000 is as follows:

    Federal                    None

    State and Local          $1,900

                             $1,900


As of December 31, 2000 the Company had available a federal operating loss carry forward of $126,100. This net operating loss originated in 1992 and may be carried forward and expires as follows:

Year of Origin   Amount       Carry Forward
                              Expires In


1992             $126,100       2007

                 $126,100