Form 10QSB
period 2001-03-31
DIONICS INC
filed 2001-05-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                       FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

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

         Common, $.01 par value per share: 3,683,678
              outstanding as of May 1, 2001
            (excluding 164,544 treasury shares).

         FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements that are based upon the beliefs and assumptions of, and information available to, the management of Dionics, Inc. (the "Company") at the time such statements are made. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.





      PART I - FINANCIAL INFORMATION

               DIONICS, INC.


       Index to Financial Information
        Period Ended March 31, 2001



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


               March 31, 2001


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

     The results of operations for the three months ended
March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2001.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended
December 31, 2000.

DIONICS, INC.

BALANCE SHEETS



                               MARCH 31,     DECEMBER 31,
                                 2001            2000
                             (UNAUDITED)    (UNAUDITED)

                           A S S E T S


CURRENT ASSETS:
  Cash                         $  636,800     $  688,600
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 2001
    and $10,000 in 2000)-
    (Note 2)                      351,600        372,100
  Inventory - (Notes 2 and 3)     630,000        604,700
  Prepaid Expenses and Other
    Current Assets                 25,700         27,700

  Total Current Assets          1,644,100      1,693,100


PROPERTY, PLANT AND EQUIPMENT -
   (Notes 2,4 and 5)
  At Cost -  Less Accumulated
    Depreciation of $1,677,200
    in 2001
    and $1,675,700 in 2000         74,900         76,300


DEPOSITS AND
OTHER ASSETS - (Notes 2 and 4)     47,200         44,800


     Total                     $1,766,200     $1,814,200



All amounts have been rounded to the nearest $100.

DIONICS, INC.

BALANCE SHEETS


                              MARCH 31,      DECEMBER 31,
                              2001           2000
                             (UNAUDITED)    (UNAUDITED)

                   L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)             $   94,300       $   93,900
Accounts Payable                56,900           82,600
Accrued Expenses                73,200           48,500
Deferred Compensation Payable -
Current - (Note 4)              68,600          156,400

Total Current Liabilities      293,000          381,400


Long-Term Debt Less Current
Maturities - (Note 5)          620,600          644,900

Deferred Compensation Payable -
Non Current (Note 4)           424,200          419,200
    Total Liabilities        1,337,800        1,445,500


CONTINGENCIES AND COMMENTS


                   SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares
    in 2001
    and 3,848,222 Shares
    in 2000 (Note 6)            38,400            38,400
  Additional Paid-in Capital 1,522,800         1,522,800
  Accumulated (Deficit)       (912,200)         (971,900)

                               649,000           589,300

  Less: Treasury Stock at Cost
    164,544 Shares in 2001 and
    164,544 Shares in 2000    (220,600)         (220,600)

  Total Shareholders' Equity   428,400           368,700

          Total             $1,766,200        $1,814,200



All amounts have been rounded to the nearest $100.

DIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS


                                 THREE MONTHS ENDED
                                      MARCH 31,
                                  2001           2000
                              (UNAUDITED)    (UNAUDITED)

SALES                          $  570,300  $  508,700

COSTS AND EXPENSES:
  Cost of Sales (Including
  Research and
  Development Costs)              365,500     336,200
  Selling, General and
    Administrative Expenses       128,100     106,500

    Total Costs and Expenses      493,600     442,700

NET INCOME FROM OPERATIONS         76,700      66,000

DIVIDENDS AND OTHER INCOME          7,700       6,200

                                   84,400      72,200

OTHER DEDUCTIONS:
  Interest Expense                 23,500      27,500


NET INCOME FOR THE PERIOD BEFORE
  INCOME TAXES                     60,900      44,700

INCOME TAXES - Note 7               1,200         -0-


NET INCOME FOR THE PERIOD      $   59,700  $   44,700


NET INCOME PER SHARE
  Primary                      $    .0162  $    .0121

  Diluted - Note 6             $       -   $    .0119


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Net Income
   Primary                      3,683,678   3,683,678

   Diluted    - Note 6                 -    3,760,651


All amounts have been rounded to the nearest $100.

DIONICS, INC.

STATEMENTS OF CASH FLOWS


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                      2001          2000
                                  (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                          $ 59,700     $   44,700
Adjustment to Reconcile
Net Income to Net
Cash Used for Operating Activities:
Depreciation and Amortization          1,400          1,900
Changes in Operating Assets
and Liabilities:
Decrease in Accounts Receivable       20,500         68,900
(Increase) in Inventory              (25,400)       (76,200)
Decrease (Increase) in
Prepaid Expenses
and Other Current Asset                2,000         (1,400)
(Increase) Decrease in Deposits
and Other Assets                      (2,400)           800
(Decrease) in Accounts Payable       (25,700)       (33,100)
Increase in Accrued Expenses          24,800         33,100
(Decrease) Increase in
Deferred Compensation
and Related Interest - Net           (82,800)        17,700

Net Cash (Used In)
Provided by Operating
Activities                           (27,900)        56,400

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of Equipment                    -0-         (2,200)


CASH FLOWS USED FOR FINANCING ACTIVITIES:
(Repayment) of Debt                  (23,900)       (12,100)

NET (DECREASE) INCREASE IN CASH      (51,800)        42,100

CASH - Beginning of Period           688,600        526,500

CASH - End of Period              $  636,800     $  568,600


All amounts have been rounded to the nearest $100.

               DIONICS, INC.

       NOTES TO FINANCIAL STATEMENTS

          MARCH 31, 2001 AND 2000



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

          MARCH 31, 2001 AND 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets. Depreciation is provided over the estimated useful lives of the individual assets using the straight- line method. Where possible, current write offs are taken under Sec 179 of the Internal Revenue Code. The following asset lives are in effect:

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

                          $52,000

               DIONICS, INC.

       NOTES TO FINANCIAL STATEMENTS

          MARCH 31, 2001 AND 2000




NOTE 3 - INVENTORIES:
                          March 31,    December 31,
                            2001           2000
                        (Unaudited)    (Unaudited)

Finished Goods            $ 37,500      $ 36,000
Work-in-Process            397,300       381,800
Raw Materials              149,200       143,200
Manufacturing Supplies      46,000        44,200
   Total                  $630,000      $604,700


NOTE 4 - DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the First Union Small Business Capital (formerly Money Store Commercial Mortgage Inc. (see Note 5) a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and it's chief executive officer.

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

          MARCH 31, 2001 AND 2000




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

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, (Term Loan A) structured over two five-year periods. During the first five-year period, which ended 3/31/99, the Company paid interest only. During the second five-year period commencing 4/1/99 the balance due will
be repaid over 60 equal monthly installments.   All interest at
prime plus two percent on the unpaid balance to be paid with the final payment of the loan.

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

               DIONICS, INC.

       NOTES TO FINANCIAL STATEMENTS

          MARCH 31, 2001 AND 2000


NOTE 6 - STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of March 31, 2001, options to acquire 120,000 shares of Common Stock have been granted under the 1999 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of March 31, 2001, 130,000 options were available for future grants. Since the market price of the Company's Common Stock was below the exercise price of the options, the options were Anti-Dilutive for the current period.


NOTE 7 - INCOME TAXES:

Provision for Corporate Federal and State Income taxes at March
31, 2001 is as follows:

                Federal         None

                State          $1,500

                               $1,500


As of December 31, 2000 the Company had available a federal operating loss carry forward of $115,200. This net operating loss originated in 1992 and may be carried forward and expires as follows:

Year of Origin   Amount      Carry Forward
                             Expires In

     1992       $115,200        2007

                $115,200

Item 2. Management's Discussion and Analysis or Plan of
        Operation

LIQUIDITY AND CAPITAL RESOURCES

     The First Quarter of 2001 saw the Company achieve improved financial results compared to the same period last year. Because the recent widespread economic downturn has reduced the new-order input rate, however, it is still too early to say whether the Company will, in 2001, be able to achieve its sixth consecutive year of increasing Sales and Profits. The Company has been in a continuous, slow turnaround, starting as far back as 1991, when financial problems almost forced it out of business. The intervening years have seen the Company "pull itself up by the bootstraps" in numerous ways, including: payroll cutbacks; the sale of one of its two buildings; consolidation of operations into its one remaining building; favorable restructuring of its Bank debts; and, more recently, the refinancing of the mortgage loan on its building, combined with the clearing of a large "balloon" payment on its previous mortgage. Also, as a requirement of the mortgage refinancing process, the Company's property underwent an independent appraisal that showed it to have a then-current market-value which was $750,000 higher than the heavily-depreciated value on its balance sheet. This suggests that the "true" Net Worth of the Company at March 31, 2001 is approximately $1,178,400 instead of $428,400, arrived at by more conventional accounting methods.

     Commencing in April 1999, the Company entered the five-year pay-down phase of its $451,350 two-stage Bank loan. These payments are in addition to the recently reduced monthly obligations of its Deferred Compensation Agreement, effective January 1, 1999. During both 1999 and 2000, the Company's cash flow from operations was more than sufficient to meet those obligations, and Management anticipates similar results for 2001.

     As in other recent years, it was concluded by Management that, in view of near-term cash requirements for debts and other obligations, the expenditure of significant sums for an "independently-audited" Year-end 2000 financial statement would still not be prudent. Instead, as in 1999, the Company used its non-independent accounting firm for that filing. In a related matter, earlier in the year 2000, the Company had learned - too late to remedy the situation - that its stock was being de-listed by the OTC Bulletin Board, specifically because the lack of an independently-audited year-end report meant the Company's stock would no longer meet the Bulletin Board's recently tightened eligibility requirements. Quotations for the Company's stock have been reported on the "Pink Sheets" since that time.

     As the Company's financial status has continued to
improve, however, Management has seriously investigated its options regarding the requirements for filing an independently-audited year-end report. The Company's present accounting firm was not considered "independent" due to the presence of one of its partners on the Company's Board of Directors. The resignation of that partner as a Director, in December 2000, following many years of valuable but unpaid service, has now cleared the way
for that firm to serve as independent-auditors.   It is now the
Company's intention, in view of its improved finances, to file an independently-audited Form 10-KSB report for the year 2001, and to resubmit for listing on the OTC Bulletin Board, although no assurance can be given that that organization will consider the Company fully compliant with all of its then-current requirements.

     Working Capital at March 31, 2001 has increased to $1,351,100, as compared to $1,100,100 at March 31, 2000 and
$965,000 at March 31, 1999. Management is also continuing its search for additional Working Capital to provide further growth momentum for the Company. Contacts are always active with several potential lenders or investors, although no assurance of success can be given. For the immediate future, at least, the Company is well able to support its ongoing operations.

     RESULTS OF OPERATIONS

     Sales in the First Quarter of 2001 rose 12.1 percent from the same period last year, reaching $570,300 in the current period versus $508,700 in the First Quarter of 2000.

     Gross Profit in the First Quarter of 2001 was 35.9 percent of Sales, as compared to 33.9 percent in the same period last year. Selling, General and Administrative Expenses were 22.5 percent of Sales in the First Quarter of 2001, as compared to 20.9 percent in the First Quarter of 2000.

     In the First Quarter of 2001, the Company showed a Net Profit from Operations of $76,700, up 16.2 percent from the $66,000 achieved in the same period last year. After accounting for Interest and Income Taxes, the Company showed NET INCOME for the period of $59,700, an increase of 33.6 percent from the Net Income of $44,700 recorded in the same period last year.

     Addressing the bigger, longer-term picture, the Company has continued to deal successfully with its debt situation, as well as the need for currently profitable operations. The strategy of increased outsourcing appears to be succeeding, although at the cost of an increased level of Raw Material and Work-in-Process inventory. Fortunately, the Company is able to support such increases.

     The Company is also devoting increased efforts towards re-establishing a national Sales Representative staff and to the upgrading of its WEB-site. These moves should lead to additional sales for both its photovoltaic Solid State Relays and MOSFET-drivers, although the task is made more difficult in the currently sluggish economic environment. As always, the risk of failure persists, but the Company, having struggled back from the brink of failure, sees that risk receding further each year.

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

          (b)  Reports on Form 8-K.  Listed below are
               Current Reports on Form 8-K filed by the Company during the fiscal quarter ended
               March 31, 2001:

               None

                       SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIONICS, INC.
                            (Registrant)


Dated: May 11, 2001         By:/s/ Bernard Kravitz
                            Bernard Kravitz,
                            President

Dated: May 11, 2001         By:/s/ Bernard Kravitz
                            Bernard Kravitz,
                            Principal Financial Officer