Form 10QSB
period 2001-06-30
DIONICS INC
filed 2001-08-10
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

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

Common, $.01 par value per share: 3,683,678
      outstanding as of August 1, 2001
    (excluding 164,544 treasury shares).

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



      PART I - FINANCIAL INFORMATION

               DIONICS, INC.


       Index to Financial Information
         Period Ended June 30, 2001



     Item                          Page Herein

     Item 1 - Financial Statements:

     Introductory Comments              3

     Condensed Balance Sheet            4

     Condensed Statement of Operations  6

     Statement of Cash Flows            8

     Notes to Financial Statements      9


     Item 2 - Management's Discussion
     and Analysis or Plan of Operation  14

               DIONICS, INC.


               June 30, 2001


     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.
     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2001.
     These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000.

DIONICS, INC.

BALANCE SHEETS

                                     JUNE 30,       DECEMBER 31,
                                      2001             2000

                                   (UNAUDITED)      (UNAUDITED)


                           A S S E T S

CURRENT ASSETS:
Cash                                 $  666,700       $ 688,600
Accounts Receivable Trade
(Less Estimated Doubtful Accounts
of $10,000 in 2001 and $10,000 in
2000) - (Note 2)                        440,400         372,100
Inventory - Notes 2 and 3               635,800         604,700
Prepaid Expenses and Other Current
     Assets                              22,200          27,700

     Total Current Assets             1,765,100       1,693,100



PROPERTY, PLANT AND
EQUIPMENT - (Notes 2, 4 and 5)
(At Cost Less Accumulated
Depreciation of $1,678,568
in 2001 and $1,675,700 in 2000)          73,500          76,300



DEPOSITS AND OTHER ASSETS -
 (Notes 2 and 4)                         42,900          44,800


     Total                           $1,881,500      $1,814,200





All amounts have been rounded to the nearest $100.

DIONICS, INC.

BALANCE SHEETS


                                    JUNE 30,    DECEMBER 31,
                                     2001           2000
                                  (UNAUDITED)    (UNAUDITED)

                   L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)                   $   94,000    $   93,900
Accounts Payable                      93,200        82,600
Accrued Expenses                      73,300        48,500
Deferred Compensation Payable -
 Current (Note 4)                    318,700       156,400

  Total Current Liabilities          579,200       381,400


Long-Term Debt Less Current
Maturities - (Note 5)                611,100       644,900

Deferred Compensation Payable -
Non Current - (Note 4)               177,400       419,200

 Total Liabilities                 1,367,700     1,445,500

CONTINGENCIES AND COMMENTS

                    SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 2001
and 3,848,222 in 2000 (Note 6)        38,400        38,400
Additional Paid-in Capital         1,522,800     1,522,800
Accumulated (Deficit)               (826,800)     (971,900)

                                     734,400       589,300
Less: Treasury Stock at Cost
164,544 Shares in 2001 and
164,544 Shares in 2000              (220,600)     (220,600)

   Total Shareholders' Equity        513,800       368,700


       Total                      $1,881,500    $1,814,200


All amounts have been rounded to the nearest $100.

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS



                                        THREE MONTHS ENDED
                                             JUNE 30,
                                        2001         2000
                                    (UNAUDITED)    (UNAUDITED)


SALES                              $  639,600      $  617,700


COST AND EXPENSES:
Cost of Sales (Including Research
and Development Costs)                424,400         375,800

Selling, General and Administrative
Expenses                              110,100         109,500


  Total Costs and Expenses            534,500         485,300

NET INCOME FROM OPERATIONS            105,100         132,400


DIVIDENDS AND OTHER INCOME              5,700           6,800

                                      110,800         139,200
OTHER DEDUCTIONS:
Interest Expense                       25,200          23,700

NET INCOME FOR THE PERIOD BEFORE
INCOME TAXES                           85,600         115,500

INCOME TAXES                              200             -0-

NET INCOME FOR THE PERIOD          $   85,400      $  115,500



NET INCOME PER SHARE -
Basic                              $    .0232      $    .0314


Diluted - Note 6                   $               $    .0310


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
Basic                                3,683,678      3,683,678

Diluted    - Note 6                                 3,724,703


All amounts have been rounded to the nearest $100.

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS




                                       SIX MONTHS ENDED
                                           JUNE 30,
                                       2001           2000
                                   (UNAUDITED)    (UNAUDITED)


SALES                                $1,209,900    $1,126,400


COST AND EXPENSES:
Cost of Sales (Including
Research and Development Costs)         789,900       712,000

Selling, General and Administrative
Expenses                                238,200       216,000


Total Costs and Expenses              1,028,100       928,000



NET INCOME FROM OPERATIONS              181,800       198,400


DIVIDENDS AND OTHER INCOME               13,400        13,000

                                        195,200       211,400

OTHER DEDUCTIONS
Interest Expense                         48,700        51,200


NET INCOME FOR THE PERIOD BEFORE
INCOME TAXES                            146,500       160,200

INCOME TAXES                              1,400           -0-


NET INCOME FOR THE PERIOD            $  145,100    $  160,200

NET INCOME PER SHARE -
Basic                                $    .0394    $    .0435

Diluted - Note 6                     $             $    .0421



Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
 Basic                                 3,683,678     3,683,678


 Diluted - Note 6                                    3,801,676



All amounts have been rounded to the nearest $100.

DIONICS, INC.

STATEMENT OF CASH FLOWS



                                            SIX MONTHS ENDED
                                                 JUNE 30,
                                            2001         2000
                                           (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $ 145,100  $ 160,200
Adjustment to Reconcile Net Income to
Net Cash Used for Operating Activities:
Depreciation and Amortization                   2,800      3,700
Changes in Operating Assets and Liabilities:
(Increase) in Accounts Receivable             (68,300)   (17,100)
(Increase) in Inventory                       (31,100)   (73,200)
(Increase) Decrease in Prepaid Expenses and
Other Current Assets                            5,500      4,100
Decrease in Deposits and Other Assets           1,800      1,600
(Decrease) Increase in Deferred Compensation
Payable                                       (79,400)    21,700
Increase in Accounts Payable                   10,600    (37,000)
Increase in Accrued Expenses                   24,800      6,400

Net Cash Provided from Operating Activities    11,800     70,400

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of Debt                             (33,700)   (28,900)

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Purchase of Fixed Assets                         -0-      (2,200)

NET INCREASE (DECREASE) IN CASH               (21,900)    39,300

CASH - Beginning of Period                    688,600    526,500

CASH - End of Period                        $ 666,700  $ 565,800



All amounts have been rounded to the nearest $100.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001



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

JUNE 30, 2001




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

         Machine and Equipment         8 Years
         Testing Equipment             8 Years
         Furniture and Fixtures       10 Years
         Building Improvements        10 Years
         Building                     25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.


Deferred Mortgage Costs

Costs related to the new Money Store Commercial Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint
Venture are being amortized as follows:

a) New Costs   $35,800 360 Months Starting 1/l/2000
b) Unamortized
 Prior Cost  16,200  94 Months
            $52,000

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                           June 30,   December 31,
                            2001         2000
                        (Unaudited)  (Unaudited)
     Finished Goods       $ 37,800    $ 36,000
     Work-in-Process       401,000     381,800
     Raw Materials         150,600     143,200
     Manufacturing
        Supplies            46,400      44,200

        Total             $635,800    $604,700



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

JUNE 30, 2001




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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001


NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of June 30, 2001, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of June 30, 2001, 130,000 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise price of options, the options were Anti-Dilutive for the current period.



NOTE 7 -  INCOME TAXES:

Provision for Corporate Federal and State Income taxes at June
30, 2001 is as follows:

                     Federal              None

                     State               $1,400

                                         $1,400


As of December 31, 2000 the Company had available a federal operating loss carry forward of $115,200. This net operating loss originated in 1992 and may be carried forward and expires as follows:

     Year of Origin  Amount   Carry Forward
                              Expires In


          1992       115,200       2007

                    $115,200

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

LIQUIDITY AND CAPITAL RESOURCES

     As the First Half of 2001 proceeded, the Company began to finally feel the impact of the general and widespread slowdown in the electronics industry. Particularly in the Second Quarter, the severely reduced pace of incoming orders created negative effects that permeated many aspects of the Company's operations. In spite of the shrinking order-backlog, however, the Company did manage to maintain its previous quarterly shipping rates, although with less efficient manufacturing operations. This manifested itself in slightly higher manufacturing costs, and a slightly lower profit margin. The most important effect, however, is the sharply reduced order backlog available for shipping in the Third Quarter, which presently is shaping up to show a significant reduction from past periods, and almost certain to produce a loss for the period. Management is doing all it can to mitigate these negative effects, but the immediate future is expected to show shipments reduced at least 50% from recent levels. The cure for these problems of course lies in new orders, and there are several significant quotations and proposals outstanding that may soon turn things around. It is also true that this document is being written in the early part of the Third Quarter, traditionally the slowest period of the year for the electronics industry. New order bookings in the month of July were unusually low but in the first few days of August the pace has picked up, already surpassing the total for July by August 6th. Timing for the expected turnaround is the controlling factor, and the Company is trying to hasten the new order input process with a variety of sales-oriented activities. New specification sheets are being written, the Company's web-site is being upgraded, new products are being developed, and marketing exposure of both new and old products is being enhanced. The Company's cash reserves, while not without limit, are, in the opinion of Management, sufficient to see it through to the anticipated turn-around.

     Working Capital at June 30, 2001 was $1,185,900 compared to $1,311,700 at December 31, 2000 and $1,220,000 at June 30,
2000. Management has also continued its search for additional Working Capital to further the growth of the Company. Contacts are always active with potential lenders or acquirers but, particularly in the present environment, no assurance of success can be given. For the immediate future, however, the Company is well able to support its ongoing operations.

RESULTS OF OPERATIONS

     Sales in the Second Quarter of 2001 rose 3.5% from the same period last year, reaching $639,600 in the current period versus $617,700 in the Second Quarter of 2000. Contributing to the current shipping level, however, were some less efficiently manufactured items at the bottom of the order backlog list, and manufacturing costs for those items were higher than normal. As a result, the Gross Profit margin dropped from 39.2% in the Second Quarter of 2000 down to 33.6% in the current period. Selling, General & Administrative Expenses remained essentially unchanged in the Second Quarter of 2001, representing 17.2% of Sales as opposed to 17.7% of Sales in the same period last year.

     In the Second Quarter of 2001, the Company showed a Net Profit from Operations of $105,100 as compared to $132,400 in the same period last year, the difference stemming from slightly higher manufacturing costs in the current period. After accounting for Interest and Other Income, as well as Income Taxes, the Company showed a NET PROFIT of $85,600 in the Second Quarter of 2001 as compared to $115,500 in the same period last year.

     For the First Six-Months of 2001, Sales volume rose
7.4%, reaching $1,209,900 as compared to $1,126,400 in the First Six-Months of 2000. Gross Profit Margin dropped slightly to 34.7% in the current period as compared to 36.8% in the same period last year. Selling, General & Administrative Expenses rose slightly to 19.7% in the current period as compared to 19.2% in the same period last year.

     For the First Six-Months of 2001 the Company showed a NET PROFIT of $145,100, down 9.4% from the $160,200 level of the same period in 2000.

     With regard to the longer-term picture, although the Company has been in a turnaround-and-growth process for a number of years now, the string of consecutive annual improvements is almost certain to be broken by the effects of the 2001 economic slump. All efforts are now being devoted to minimizing near-term negative financial effects and to recover upward momentum as quickly as possible. Unfortunately, customer guidance is currently very limited and so the Company must operate on instinct and the best judgment of Management. Cash reserves are substantial and there is surely no immediate reason for alarm. Furthermore, the Company has several active quotations out for new products about which Management is very optimistic. In the past, comments have been made in this report about the diminishing risks of failure. The current picture prompts us to admit that at present those risks have increased somewhat, but still not to a level worthy of more than mild concern.

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

               (b)  Reports on Form 8-K.  Listed below are
               Current Reports on Form 8-K filed by the Company during the fiscal quarter ended
               June 30, 2001:

               None

                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DIONICS, INC.
                    (Registrant)


Dated:    August 9, 2001      By: /s/ Bernard Kravitz
                                  Bernard Kravitz,
                                  President

Dated:    August 9, 2001      By: /s/ Bernard Kravitz
                                  Bernard Kravitz,
                                  Principal Financial Officer