Form 10QSB
period 2001-09-30
DIONICS INC
filed 2001-11-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

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

Common, $.01 par value per share: 3,683,678
     outstanding as of November 1, 2001
    (excluding 164,544 treasury shares).



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





PART I - FINANCIAL INFORMATION

DIONICS, INC.


Index to Financial Information
Period Ended September 30, 2001



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


             September 30, 2001



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

     The results of operations for the nine months ended
September 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending December
31, 2001.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended
December 31, 2000.




DIONICS, INC.

BALANCE SHEETS



                               SEPTEMBER 30,   DECEMBER 31,
                                     2001           2000
                                (UNAUDITED)     (UNAUDITED)

                           A S S E T S

CURRENT ASSETS:

Cash                               $  599,200    $  688,600
Accounts Receivable Trade
(Less Estimated Doubtful Accounts
of $10,000 in 2001 and $10,000 in
2000) - (Note 2)                      230,100       372,100
Inventory - Notes 2 and 3             719,900       604,700
Prepaid Expenses and Other Current
Assets                                 19,000        27,700

Total Current Assets                1,568,200     1,693,100



PROPERTY, PLANT AND
EQUIPMENT - (Notes 2, 4 and 5)
(At Cost Less Accumulated
Depreciation of $1,680.000
in 2001 and $1,675,700 in 2000)        72,100        76,300



DEPOSITS AND OTHER ASSETS -
(Notes 2 and 4)                        40,000        44,800


Total                              $1,680,300    $1,814,200




All amounts have been rounded to the nearest $100.


DIONICS, INC.

BALANCE SHEETS


                                   SEPTEMBER 30,  DECEMBER 31,
                                       2001          2000
                                   (UNAUDITED)    (UNAUDITED)

L I A B I L I T I E S


CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)                    $   94,100   $   93,900
Accounts Payable                       61,900       82,600
Accrued Expenses                       45,100       48,500
Deferred Compensation Payable -
Current (Note 4)                      334,800      156,400
Life Insurance Loan - Net of Cash
Surrender Value $63,400 (Note 4)        9,300          -0-

Total Current Liabilities             545,200      381,400


Long-Term Debt Less Current
Maturities - (Note 5)                 506,800      644,900

Deferred Compensation Payable -
Non Current - (Note 4)                178,400       419,200

Total Liabilities                   1,230,400     1,445,500

CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 2001
and    3,848,222 in 2000 (Note 6)      38,400        38,400
Additional Paid-in Capital          1,522,800     1,522,800
Accumulated (Deficit)                (890,700)     (971,900)

                                      670,500       589,300
Less: Treasury Stock at Cost
164,544 Shares in 2001 and
164,544 Shares in 2000               (220,600)     (220,600)

Total Shareholders' Equity            449,900       368,700


Total                              $1,680,300    $1,814,200


All amounts have been rounded to the nearest $100.


DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS




                                    NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                  2001           2000
                               (UNAUDITED)    (UNAUDITED)

SALES                            $1,479,300    $1,743,800

COST AND EXPENSES:
Cost of Sales (Including
Research and Development Costs)   1,005,400     1,114,400
Selling, General and
Administrative
Expenses                            361,700       330,500

Total Costs and Expenses          1,367,100     1,444,900


NET INCOME FROM OPERATIONS          112,200       298,900

DIVIDENDS AND OTHER INCOME           45,300        20,000

                                    157,500       318,900
OTHER DEDUCTIONS
Interest Expense                     74,900        77,100

NET INCOME FOR THE PERIOD
BEFORE INCOME TAXES                  82,600       241,800
Provision for Income Taxes            1,400         2,000

NET INCOME FOR THE PERIOD        $   81,200    $  239,800

NET INCOME PER SHARE -
Basic                            $    .0220    $    .0651

Diluted - Note 6                 $             $    .0629


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
Basic                             3,683,678      3,683,678

Diluted - Note 6                                 3,811,291


All amounts have been rounded to the nearest $100.


DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS



                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                       2001         2000
                                    (UNAUDITED)  (UNAUDITED)

SALES                              $  269,400      $  617,400

COST AND EXPENSES:
Cost of Sales (Including
Research
and Development Costs)                215,500         402,400
Selling, General and
Administrative
Expenses                              123,500         114,500

Total Costs and Expenses              339,000         516,900

NET (LOSS) INCOME FROM OPERATIONS     (69,600)        100,500

DIVIDENDS AND OTHER INCOME             31,900           7,000

                                      (37,700)        107,500
OTHER DEDUCTIONS:
Interest Expense                       26,200          25,900

NET (LOSS) INCOME
FOR THE PERIOD BEFORE
PROVISION FOR INCOME TAXES            (63,900)         81,600

PROVISION FOR INCOME TAXES                -0-           2,000

NET (LOSS) INCOME FOR THE PERIOD   $  (63,900)     $   79,600


NET (LOSS) INCOME PER SHARE -
Basic                              $   (.0173)     $    .0216

Diluted - Note 6                   $               $    .0215


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
Basic                               3,683,678       3,683,678

Diluted   - Note 6                                  3,693,293


All amounts have been rounded to the nearest $100.


DIONICS, INC.

STATEMENT OF CASH FLOWS


                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                 2001        2000
                                            (UNAUDITED) (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $  81,200    $ 239,800
Adjustment to Reconcile Net Income to
Net Cash provided from Operating Activities:
Depreciation and Amortization                    4,200        5,600
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable     142,000       (2,600)
(Increase) in Inventory                       (115,200)     (34,000)
Decrease in Prepaid Expenses and
Other Current Assets                             8,700        9,000
Decrease (Increase) in Deposits
and Other Assets                                 2,500       (1,000)
(Decrease) in Accounts Payable                 (20,700)     (19,600)
(Decrease) Increase in Accrued Expenses         (3,400)       5,900
Increase in Deferred Compensation Payable       51,400       53,200
Increase in Life Insurance Loan                 11,600          -0-

Net Cash Provided from Operating Activities    162,300      256,300
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Repayment of Debt                             (137,900)     (43,400)
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of Equipment                               -0-      (7,100)
Payment of Deferred Compensation              (113,800)     (13,800)

NET (DECREASE) INCREASE IN CASH                (89,400)     192,000

CASH - Beginning of Period                     688,600      526,500

CASH - End of Period                         $ 599,200    $ 718,500





All amounts have been rounded to the nearest $100.


DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001



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

SEPTEMBER 30, 2001




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

SEPTEMBER 30, 2001



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                        September 30,   December 31,
                              2001           2000
                           (Unaudited)   (Unaudited)

Finished Goods                $ 52,500     $ 36,000
Work-in-Process                469,900      381,300
Raw Materials                  154,900      143,200
Manufacturing Supplies          42,600       44,200

Total                         $719,900     $604,700



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

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned Life Insurance policy had a cash surrender value at September 30, 2001 of approximately $63,400, subject to a loan of $72,700 which is included in current liabilities.



DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001



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

Term Loans:

Term Loan A - Due D.A. N. Joint Venture.

Certain 1990 loans were replaced by a new term loan in the principal amount of $283,850, ("Term Loan A") structured over two five-year periods. During the first five-year period ended 3/31/99, the Company paid interest only. During the second five-year period commencing 4/1/99 the balance due was to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance.

Term Loan C - Due D.A. N. Joint Venture.

Another Term Loan ("Term Loan C") stemming from the Original Mortgage has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850 Term Loan A described in the Paragraph above.

In conjunction with the refinancing of the old mortgage D.A.N. Joint Venture confirmed and acknowledged that the old mortgage note was paid in full, that all accrued interest above the 2% stated rate and the principal and any accrued interest on Term Loan C was forgiven, discharged and canceled.

Effective July 11, 2001, the Company and D.A.N. Join Ventures entered into a supplementary agreement which resulted in the acceptance by D.A.N. of the sum of $57,500.00 in full payment by Dionics of the previously deferred interest of $86,0976.13 on Term Loans A and C. Further to the supplementary agreement, in addition to monthly payments of principal, monthly interest will now also be paid on a current basis, rather than being deferred. As of the date of this new agreement, the balance due on Term Loan A is $151,386.76 and the balance due on term Loan C is $89,335.20. Both loans, plus their interest, will be paid in 32 consecutive monthly payments, commencing August 1, 2001.



DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001





NOTE 6 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 2001, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of September 30, 2001, 130,000 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise price of options, the options were Anti-Dilutive for the current period.



NOTE 7 -  INCOME TAXES:

Provision for Corporate Federal and State Income taxes at
September 30, 2001 is as follows:

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

               $115,200




Item 2.   Management's Discussion and Analysis or Plan of
          Operation

LIQUIDITY AND CAPITAL RESOURCES

     The shrinkage of incoming orders seen in earlier periods continued during the Third Quarter of 2001 and resulted in extremely poor financial results. Although the vacation-riddled Third Quarter is traditionally a slow one, the current period saw only $269,400 in shipments, down 56% from the same period last year, and down 58% from the Second Quarter of this year. Management instituted a number of steps to reduce expenses and to also try to stimulate the pace of incoming orders. Mid-way into the Fourth Quarter, as this document is being written, there is a noticeable increase in quotation requests for the Company's products, as well as several programs for new products that are expected to break shortly. Nevertheless, the outlook for the Fourth Quarter appears essentially the same as for the Third and it is not before some time early in 2002 that the Company expects to see any turnaround in Sales volume. Meanwhile, the Company continues to upgrade its Web-site (www.dionics-usa.com), continues to add new specification sheets and continues to develop new products. In the opinion of Management, the Company's cash reserve, while not without limit, appears sufficient to see it through to the anticipated turnaround.

     Early in the Third Quarter, the Company negotiated a supplementary agreement with the Cadle Company, regarding deferred interest payments on its two Term Loans with Cadle. A payment of $57,500 was accepted by Cadle in full settlement of a previously deferred interest amount of $86,096.13. Commencing August 1, 2001, principal as well as interest will be paid on a monthly basis throughout the remaining 32-months of the loans. (See Note 5 to the Financial Statements.)

     Working Capital at September 30, 2001 was $1,023,000 compared to $1,311,700 at December 31, 2000 and $1,185,900 at
June 30, 2001. Some of the reduction traced to the interest payment described in the previous paragraph. Given the current financial conditions in the nation's economy, it is not likely the Company will secure any new Working Capital investments with which to pursue more rapid growth but, for the immediate future, the Company is well able to support its ongoing operations.

RESULTS OF OPERATIONS

     Sales in the Third Quarter of 2001 fell 56% from the same period last year, reaching only $269,400 in the current period versus $617,400 in the Third Quarter of 2000. The primary cause of the lower shipping level is the reduced level of incoming orders the Company has been receiving for the past few quarters. Similarly, the Sales level in the current period was down 58% from the immediately prior Second Quarter of 2001, caused by the same low order input rate. The Gross Profit margin in the current period was down to 20.0% as compared to 35% in the same period last year, and 33.6% in the Second Quarter of this year. The relatively "fixed" nature of many of the operating costs causes the Gross Profit margin to fall sharply along with reduced shipping volumes.

     Selling, General & Administrative Expenses, although relatively unchanged in absolute dollar amounts, nevertheless rose to 45% of Sales in the Third Quarter of 2001, as compared to 18.5% in the same period last year, and 17.2% in the Second Quarter of this year. Almost the entire difference was caused by the lower shipping base used in the calculations.

     In the Third Quarter of 2001, the Company showed a Net Loss of $63,900, as compared to a Net Profit of $79,600 in the same period last year, and a Net Profit of $85,600 in the Second Quarter of this year. The differences here again are attributable to the lower shipping levels. The Third Quarter loss was reduced as a result of the Company negotiating a supplementary agreement on its Long-term debt with the Cadle Company, in which deferred interest of $86,093.16 was settled through a payment of the sum of $57,500. (See Note 5 to the Financial Statements.)

     For the Nine-Months of 2001, Sales volume dropped 15% to $1,479.300 as opposed to $1,743,800 in the same period last year. The Gross Profit margin dropped to 32% in the current Nine-Month period, as compared to 36% in the first Nine-Months of 2000. Selling, General & Administrative Expenses rose to 24.5% in the Nine-Months of 2001 as compared to 19% in the Nine-Months of 2000. For the Nine-Months of 2001 the Company showed a Net Profit of $81,200 as compared to a Net Profit of $239,800 for the Nine-Months of 2000. All adverse comparisons stem from the lower shipping levels in the current periods, which in turn stem from lower order input rates.

     Reviewing the longer-term picture, the Company must now again seek to minimize its spending while maximizing sales opportunities. New orders, while increasing slightly, are still too low for any optimism. Perhaps more significant, the picture regarding quotations for potential new business does look promising, suggesting that bookings may rise soon and shipping should respond soon thereafter. Unfortunately, firm customer guidance is still quite rare and so the Company must operate on instinct and the best judgment of Management. Cash reserves are still substantial and are expected to see the Company through to a turnaround. While we have usually addressed ourselves to the diminishing risks of failure, we must admit those risks have recently increased somewhat, but still not to a level worthy of more than mild concern.

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

               (b)  Reports on Form 8-K.  Listed below are
               Current Reports on Form 8-K filed by the Company during the fiscal quarter ended
               September 30, 2001:

               None





                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIONICS, INC.
                              (Registrant)


Dated:    November 12, 2001   By:  /s/ Bernard Kravitz
                                       Bernard Kravitz,
                                       President

Dated:    November 12, 2001   By:  /s/ Bernard Kravitz
                                       Bernard Kravitz,
                                       Principal Financial
                                       Officer