Form 10KSB
period 2001-12-31
DIONICS INC
filed 2002-03-27
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549

                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

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

            Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
$1,734,300.

As of March 15, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,907,940 shares) was approximately $204,000. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 15, 2002 was 3,683,678 (excluding 164,544 treasury shares).

 Documents Incorporated by Reference:  None

                   PART I

Item 1.        Description of Business.

     Business Development

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

     Business of the Company

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

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 2001.


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

     (vi) Customers to whom, for the fiscal year ended
December 31, 2001, sales were made equal to approximately 10% or more of the Company's sales:

                            Approximate
                            Percentage
        Name                of Business

     Customer "A"             34.0%
     Customer "B"             10.0%
     Customer "C"              8.0%

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

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2000 approximately $933,000 and at December 31, 2001 approximately $217,200.

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

                         1999 -  $50,000
                         2000 -  $55,000
                         2001 -  $55,000

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

     Other Information - Loans Payable

     In July 2001, the Company entered into an agreement (the "July 2001 Agreement") with D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company ("D.A.N. Joint Venture"), with regard to certain matters involving Term Loan A and Term Loan C, the only remaining loans due to D.A.N. Joint Venture under a certain Restructuring Agreement entered into as of January 31, 1994 with Apple Bank for Savings (the "Bank"). D.A.N. Joint Venture is the assignee of the Bank with respect all of the Bank's rights under the Restructuring Agreement which restructured certain previous loans made by the Bank to the Company.

     Pursuant to July 2001 Agreement, D.A.N. Joint Venture agreed to accept the sum of $57,500 in full and complete settlement of the total unpaid accrued interest of $86,096.13
on Term Loan A and Term Loan C.   In addition, pursuant to the
July 2001 Agreement, the parties agreed that the principal balance due on Term Loan A and Term Loan C shall be paid in 32 consecutive monthly installments commencing August 1, 2001 and interest on both loans shall be paid monthly in arrears commencing August 1, 2001. As of the date of the July 2001
Agreement, the principal balance owing on Term Loan A was in the amount of $151,386.76 and the principal balance owing on Term Loan C was in the amount of $89,335.20. All of the Company's assets, other than the Westbury Property (as defined in Item 2 below), are pledged to the foregoing remaining loans due to D.A.N. Joint Venture.

     As of December 31, 1998, and pursuant to a loan agreement entered into with The Money Store Commercial Mortgage, Inc. (now known as First Union Small Business Capital), the Company obtained a mortgage loan in the principal amount of $384,685 (the "Money Store Mortgage Loan"). Of such amount, $358,232 was used to satisfy in full the balance due on a previously obtained mortgage loan which at the time was held by D.A.N. Joint Venture. The Money Store Mortgage Loan is secured by a first mortgage on the Company's Westbury Property.

     Forward-Looking Statements

     This Form 10-KSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Dionics, Inc. for its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     - Our operating results may fluctuate because of a number of factors, many of which are beyond our control. Some of these factors that affect our results but which are difficult to control or predict are: the reduction, rescheduling or cancellation of orders by customers whether as a result of slowing demand for our products, stockpiling of our products or otherwise; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in product life cycles; changes in the mix of products that our customers buy; competitive pressures on selling prices; the ability of our customers to obtain components from their other suppliers; and general economic conditions.

     - Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In 2001, approximately 52% of our revenues were from three customers. The loss of any of these customers could have a material adverse effect on the Company.

     - Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

     - The markets in which we compete are highly competitive and subject to rapid technological change and pricing pressures

     - We are dependent on key personnel. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel.

     Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.


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

     Market Information

     The Company's Common Stock is traded in the over-the-counter market and is quoted in the "pink sheets" promulgated by the Pink Sheets LLC. Until March 2000, the Company Common Stock was also quoted on the OTC Bulletin Board. The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated.

                                        Bid Prices
Period                             High           Low

Year ended December 31, 2000:

Jan. 1, 2000 to March 31, 2000     $1.75          $0.4375
April l, 2000 to June 30, 2000     $0.7813        $0.125
July 1, 2000 to Sept. 30, 2000     $0.51          $0.25
Oct. 1, 2000 to Dec. 31, 2000      $0.32          $0.13

Year ended December 31, 2001:

Jan. 1, 2001 to March 31, 2001     $0.20          $0.12
April l, 2001 to June 30, 2001     $0.20          $0.16
July 1, 2001 to Sept. 30, 2001     $0.15          $0.15
Oct. 1, 2001 to Dec. 31, 2001      $0.15          $0.10

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     Holders

     As of March 15, 2002 there were approximately 375 record holders of the Company's Common Stock.

     Dividends

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common
Stock.


Item 6.        Management's Discussion and Analysis or
               Plan of Operation.

A.   LIQUIDITY AND CAPITAL RESOURCES

     Looking back, 2001 had started out reasonably well for Dionics, Inc., but the incoming-order rate soon started to show a decline, pulled down by the sagging national economy. Although the Company managed to maintain its shipping rate through mid-year, it was doing so at the expense of a shrinking backlog. Then, adding to the already poor business background, the terrorist attacks of September 11th caused a major further dampening in the aircraft industry, the prime market for our Solid State Relays in recent years. The Second Half of the year thus saw shipping rates fall severely in response to the worsening national economic slowdown. Much of the recent growth momentum the Company had generated simply disappeared, but one of the few bright spots remaining was to be found in the Company's cash reserves. It is estimated by management that those reserves, in excess of $500,000 at year-end, are sufficient to see the Company through to a turnaround that is anticipated for the not too distant future. Nonetheless, the performance in the Second Half of 2001 wiped out all the profits of the First Half, and then some. Besides the losses stemming from its reduced scale of operations, the Company was also forced to deal harshly and conservatively with the issue of year-end Inventory valuation. The contraction in the order backlog at year-end prompted Accounting to view a great deal of our Inventory as "excess" to our near-term visible needs. As a result, Inventory devaluation also added much to our losses for the year 2001. On a related note, the Company also undertook to generate an Independently-Audited financial report for this filing, the first in many years. Not only does this bring the Company into full SEC compliance, it also permits applying for re-listing of the Company's securities on the OTC Bulletin Board. It is believed this will provide a larger audience of interested investors for the Company's stock, although there is no assurance of acceptance by the Bulletin Board.

     In response to the negative outlook at mid-year, the Company began to take all the cost-saving steps management felt were prudent. Further, in an effort to increase sales, the Company concentrated its available engineering and manufacturing capabilities on new product-developments. As of this writing, those efforts are considered to have been successful, with a number of new programs expected to contribute to growing sales in the Second and Third Quarters of 2002. Several of them are already resulting in early-stage start-up orders, expected to grow into higher volume requirements later in the year. The two major fronts for these products are military fighter aircraft, such as the F-16 and the new F-22, plus medical applications in Implantable Cardiac Defibrillators. Yet another new product development, critical to aircraft lighting systems, has market indications that dwarf all our other efforts. These are all likely to be long term, high growth markets, and are expected to be joined by a resumption, later in the year, for our AIRBUS-dedicated Solid State Relays. Given these programs and the Company's cash reserves, management has confidence the Company will successfully reach its turnaround goals.

     The Company's Cash Account at year-end 2001 was $551,000 as compared to $688,600 at year-end 2000 and $526,500 at year-end 1999. The ratio of Total Current Assets to Total Current Liabilities was 2.14:1 at year-end 2001 as compared to 4.44:1 at year-end 2000 and 3.21:1 at year-end 1999. Working Capital also dropped, falling to $603,400 at year-end 2001 as compared to $1,311,700 at year-end 2000 and $1,075,900 at year-end 1999.
The downward shift in operating performance for 2001 obviously reduced the Company's LIQUIDITY position, evidenced by the above indicators. Net Worth also was reduced at year-end 2001, falling to $72,000 from $368,700 at year-end 2000 and $109,400 at year-end 1999. However, using the recently appraised value of the Company's real estate property at a level $750,000 higher than its heavily depreciated book-value, the year-end 2001 Net Worth may be argued to be at a "true" value of $822,000.

     Management has been continuing its search for sources of additional financing, but the current business climate makes that more difficult. For the immediate future, at least, the Company is well able to support its current operations, while making all prudent efforts to reduce costs. The year of 2002 will be a management challenge, but confidence of success is high.

B.   RESULTS OF OPERATIONS

     Operating results in 2001 showed Sales volume of $1,734,300, down 29% from the $2,433,700 level of 2000 and also down from the $1,970,400 level of 1999. The drop in Sales volume was caused directly by the general economic slowdown, aggravated by the terrorism effects on the aircraft industry. The year 2001 produced a Net Loss of $296,700, as compared to a Net Profit of $259,300 in the year 2000, and a Net Profit of $217,900 in 1999. The Net Loss stems primarily from the reduced Sales volume, against a background of many costs that are largely fixed in nature. A very conservative approach to year-end Inventory evaluation also added to the Net Loss.

     Research and Development expenditures remained at the $55,000 level seen in 2000, showing internal efforts redirected from engineering and manufacturing to new product development. Interest Expense in 2001 dropped to $88,700 from $101,400 in 2000, showing the effects both of lower rates and a smaller amount of debt. Concerning that debt, the Company has continued to reduce the amounts owed through monthly payments, and also achieved a one-time benefit in July, 2001, against a deferred interest balance (see Note 5).

     The disappointing results of 2001 ended a string of 5 consecutive years of increasing Sales and Profits. However, utilizing the slowdown to good advantage, the Company developed a number of new products that will join a renewal of Sales expected on our older products. While there can be no guarantee, management anticipates a return to growth and profitability by the Fourth Quarter of 2002. Our frequent comment at this part of the MD&A section is that risks of failure still persist, and it has not been any truer in many years. Nevertheless, management has dealt successfully with similar circumstances in the past, and done so without the benefit of cash reserves. We expect to succeed again.

     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE INFORMATION. SHOULD CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR UNEXPECTED ADVERSE EVENTS OCCUR, THE COMPANY MAY NOT REACH MANAGEMENT'S GOALS.


Item 7.        Financial Statements.

     See the Financial Statements annexed to this report.


Item 8.        Changes in and Disagreements with
               Accountants
               on Accounting and Financial Disclosure.

     None.


                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
               Compliance with  Section 16(a) of  the Exchange
               Act.

     Identity of Directors

                              Position and Offices   Director
Name                     Age  with Company           Since

Bernard Kravitz          68   President, Secretary,  1969
                              Treasurer

David M. Kaye            47   None(1)                2000



     (1) A partner of Danzig Kaye Cooper & Fiore, LLP, which firm provides certain legal services to the Company.

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.

     Identity of Executive Officers

                                                  Officer
Name                Age  Position                 Since

Bernard Kravitz     68   President, Secretary,    1969
                         Treasurer

     The term of office for each officer is until the next annual meeting of directors. There are no arrangements or understandings between the Company's sole officer and any other persons pursuant to which he was selected as an officer.

     Identity of certain significant employees

     The Company does not believe it has any significant employees as defined in Item 401, Regulation S-B.

     However, in the event that it shall be determined that the Company has such significant employees, then the response to this item would require disclosure of otherwise non-public corporate information, the disclosure of which would adversely affect the Company's competitive position.

     Family Relationships

     None.

     Business Experience

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

     During 2001, fees of $16,299 were paid to Danzig Kaye
Cooper & Fiore, LLP for legal services rendered.

     Involvement in Certain Legal Proceedings

     None.

     Promoters and Control Persons

     N/A

     Compliance with Section 16(a) of the Exchange Act

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

     To the Company's knowledge, with respect to the year ended December 31, 2001, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2001, was an officer, director and greater than ten percent beneficial owner, were complied with.


Item 10.  Executive Compensation.

     Summary Compensation Table

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2001, 2000 and 1999, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2001 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

          Summary Compensation Table

                    Annual
                    Compensation(1)

Name and Principal  Fiscal
Position            Year      Salary         Bonus

Bernard Kravitz,    2001      $102,000       $0
President           2000      $110,600       $0
                    1999      $104,300       $0
___________________________


                     Long-Term
                     Compensation

                              Restricted     Shares
Name and Principal  Fiscal    Stock          Underlying
Position            Year      Awards         Options

Bernard Kravitz,    2001      $0             0
President           2000      $0             0
                    1999      $0             0
___________________________

     (1) Does not include matching contributions paid by the Company for Mr. Kravitz during 19999, 2000 and 2001 of $4,018, $4,124 and $3,935, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 1999, 2000 and 2001 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. Also, does not include $113,764 paid to Mr. Kravitz during 2001 which amount represents payment for installments which were due to Mr. Kravitz for 2000 as well as for certain portions of 2001 pursuant to the deferred compensation agreement entered into with Mr. Kravitz. (See subsections "Deferred Compensation and Other Arrangements" and "Compensation pursuant to plans" elsewhere herein under Item 10).

     Deferred Compensation and Other Arrangements

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

     The Company has a Split-Dollar Endorsement Agreement
with Mr. Kravitz which provides that the Company will maintain a whole life policy on the life of Mr. Kravitz for the face amount of $500,000. Upon the death of Mr. Kravitz, the Company shall have an interest in the proceeds of the policy equal to the policyowner's death benefit share and the balance remaining shall be paid by the insurance company to the beneficiary or
beneficiaries designated by the policy.   Such policy is
currently in effect and paid for by the Company.

     In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan and as required by the lender (see Part I, Item 1, "Other Information - Loans Payable"), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. The previously mentioned life insurance policy had a cash surrender value at December 31, 2001 of approximately $3,600, which is included in other assets. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure amounts due him under the deferred compensation agreement.

     Compensation pursuant to plans

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

     See subsection "Summary Compensation Table" elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 1999, 2000 and 2001.

     Compensation of Directors

     During the year ended December 31, 2001, no compensation was paid to the Company's one non-employee incumbent director for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 2002.

     Stock Option Plan

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2001, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. No options were granted during 2001. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 2001, 130,000 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     Termination of Employment and Change of Control
Arrangements

     None.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15 2002, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                                 Percent(1)
Name and Address             Shares Owned        of Class


Bernard Kravitz               775,738(2)          21.1%
65 Rushmore Street
Westbury, NY

Gregory Coleman               269,720              7.3%
59-09 Northern Blvd.
East Norwich, NY

Keith Kravitz                 252,918              6.9%
110-11 Queens Blvd.
Forest Hills, NY

David M. Kaye                      -                 -
30A Vreeland Road
Florham Park, NJ

All Directors & Officers      775,738             21.1%
as a Group (2 persons)
____________________________
     (1) Based upon issued and outstanding shares computed as follows: 3,848,222 issued shares less 164,544 treasury shares resulting in 3,683,678 issued and outstanding shares.

     (2) Includes 758,223 shares of record and 17515 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife. Does not include 252,918 shares owned by Keith Kravitz, adult son of Bernard Kravitz. Bernard Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.


Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10, "Deferred Compensation and Other
Arrangements" for information on certain arrangements entered into with Mr. Kravitz.


Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

     3.1  Company's certificate of incorporation, as  amended(1)
     3.2  Company's by-laws(1)
     4.1  Specimen of common stock certificate(1)
     10.1 Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings dated as of January 31, 1994(1)
     10.2 Agreement dated as of July 11, 2001 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership

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

                    Dated:    March 26, 2002



     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature               Title                    Date



/s/ Bernard Kravitz    President, Secretary,    3/26/02
Bernard Kravitz        Treasurer,  Director
                       (Principal Executive
                       Officer and Principal
                       Financial Officer)

/s/ David M. Kaye      Director                 3/26/02
David M. Kaye

ERNEST D. LOEWENWARTER & CO. LLP
CERTIFIED PUBLIC ACCOUNTANTS
10 EAST 40TH STREET
NEW YORK, N.Y. 10016-0200



Independent Auditor's Report


Directors and Shareholders
Dionics, Inc.
Westbury, New York

We have audited the accompanying balance sheet of Dionics, Inc. as of December 31, 2001, and the related statements of changes in shareholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 2000 financial statements were reviewed by us and our report thereon, dated February 22, 2001 stated that we were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles. However, a review is substantially less in scope than an audit and does not provide a basis for the expression of an opinion on the financial statements taken as a whole.



                     ERNEST D. LOEWENWARTER & CO. LLP
                     Certified Public Accountants

New York, New York
February 22, 2002


                            DIONICS, INC.


                            BALANCE SHEET


                                                 December 31,
                                             2001           2000

                                           (Audited)     (Unaudited)


                         A S S E T S


CURRENT ASSETS:
  Cash                                      $  551,000  $  688,600
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 2001
    and 2000)- (Notes 2 and 6)                 142,300     372,100
  Inventory - (Notes 2, 3 and 6)               405,400     604,700
  Prepaid Expenses and Other
    Current Assets                              33,100      27,700


        Total Current Assets                 1,131,800   1,693,100



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,681,600
      in 2001 and $1,675,700 in
      2000)                                     70,600      76,300

DEPOSITS AND OTHER ASSETS -
(Notes 2 and 5)                                 42,200      44,800

       Total                                 $1,244,600 $1,814,200



All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.


                            DIONICS, INC.

                            BALANCE SHEET


                                               December 31,
                                             2001           2000
                                          (Audited)    (Unaudited)
                      L I A B I L I T I E S


CURRENT LIABILITIES:
  Current Portion of Long-Term
   Debt - (Note 5)                      $   94,200     $   93,900

Accounts Payable                            55,500         82,600
  Accrued Expenses                          23,900         48,500
  Deferred Compensation Payable -
    Current - (Note 4)                     354,800        156,400


  Total Current Liabilities                528,400        381,400

Long-Term Debt Less Current
   Maturities - (Note 5)                   484,200        644,900
Deferred Compensation Payable -
  Non-Current - (Note 4)                   160,000        419,200

     Total Liabilities                   1,172,600      1,445,500


COMMITMENT (Note 9)

                         SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2001
    and 2000 - (Note 7)                     38,400         38,400
Additional Paid-in Capital               1,522,800      1,522,800
   (Deficit)                            (1,268,600       (971,900)

                                           292,600        589,300
Less: Treasury Stock at Cost
  164,544 Shares in 2001 and
  164,544 in 2000                         (220,600)      (220,600)

   Total Shareholders' Equity               72,000        368,700

    Total                               $1,244,600     $1,814,200




All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.



                    DIONICS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)


                        Common Stock             Additional
                        $.01 Par Value           Paid In
                        Number of                Capital
                        Shares        Amount


BALANCE -
 January 1, 2000        3,848,222    $38,400     $1,522,800

NET INCOME - YEAR ENDED
 December 31, 2000


BALANCE -
 December 31, 2000      3,848,222     38,400      1,522,800


NET (LOSS) - YEAR ENDED
 December 31, 2001


BALANCE -
 December 31, 2001      3,848,222    $38,400     $1,522,800








                            Retained         Treasury Stock
                            Earnings      Number of
                            (Deficit)     Shares        Cost



BALANCE -
 January 1, 2000           $(1,231,200)    164,544    $220,600

NET INCOME - YEAR ENDED
 December 31, 2000             259,300


BALANCE -
 December 31, 2000            (971,900)    164,544     220,600


NET (LOSS) - YEAR ENDED
 December 31, 2001            (296,700)


BALANCE -
 December 31, 2001         $(1,268,600)    164,544    $220,600



All amounts have been rounded to the nearest $100


See Independent Auditors Report.

The accompanying notes are an integral part of this statement.



                            DIONICS, INC.

                       STATEMENT OF OPERATIONS


                                                      DECEMBER 31,
                                               2001               2000

                                            (Audited)          (Unaudited)



SALES                                        $1,734,300        $2,433,700

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                    1,559,900         1,641,000
  Selling, General and Administrative
    Expenses                                    429,000           459,900

     Total Costs and Expenses                 1,988,900         2,100,900


NET (LOSS) INCOME FROM OPERATIONS              (254,600)          332,800

DIVIDENDS AND OTHER INCOME                       46,600            29,800


                                               (208,000)          362,600
OTHER DEDUCTIONS:
  Interest Expense                               88,700           101,400

NET (LOSS) INCOME FOR THE YEAR
  BEFORE INCOME TAXES                          (296,700)          261,200

INCOME TAXES - (Note 8)                             -0-             1,900

NET (LOSS) INCOME FOR THE YEAR                $(296,700)       $  259,300



NET (LOSS) INCOME PER SHARE:
  Primary                                    $    (.081)       $    .0704

  Diluted - (Note 7)                         $                 $    .0680


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income
  Primary                                     3,683,678         3,683,678

  Diluted (Note 7)                                 -0-          3,811,291




All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.



                            DIONICS, INC.

                       STATEMENT OF CASH FLOWS




                                                             DECEMBER 31,
                                                          2001         2000

                                                    (Audited)      (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                   $ (296,700)  $  259,300

  Adjustment to Reconcile Net (Loss) Income
    to Net Cash Provided from
    Operating Activities:
      Depreciation and Amortization                        9,300       22,000
      Deferred Compensation and
        Related Interest                                  53,000       69,300
  Changes in Operating Assets and Liabilities:
     Decrease (Increase) in Account Receivable           229,800      (15,100)
     Decrease in Inventory                               199,300       43,400
     Decrease (Increase) in Prepaid Expenses
      and Other Current Assets                            (5,400)       3,000
    (Increase) Decrease in Deposits and Other
      Assets                                                (700)       4,500
    (Decrease) in Accounts Payable                       (27,100)     (18,400)
    (Decrease) in Accrued Expenses                       (24,600)     (17,100)
    (Decrease) in Deferred Compensation                 (113,800)    (113,800)


      Net Cash Provided by Operating Activities           23,100      237,100


CASH FLOWS (USED IN) INVESTING ACTIVITIES:
   Purchase of Equipment                                    -0-       (16,300)


CASH FLOWS (USED IN) FINANCIAL ACTIVITIES:
   (Repayment) of Debt                                  (160,700)     (58,700)


(DECREASE) INCREASE IN CASH                             (137,600)     162,100


CASH - Beginning of Year                                 688,600       526,500


CASH - End of Year                                    $  551,000      $688,600



All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000



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

Research and Development

Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $45,000 in 2001 and $55,000 in 2000.


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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000


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

                      $52,000


Major Customers:

In 2001 approximately $591,000 (34%), $170,000 (10%) and
$137,000 (8%) of the Company's revenues were from three customers. Accounts receivable from such customers approximated $61,000 at December 31, 2001.

In 2000 approximately $476,000 (20%) and $184,000 (8%) of the
Company's revenues were from two of the above customers.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                             December 31,    December 31,
                                2001            2000
                             (Audited)       (Unaudited)

Finished Goods                $ 41,500       $ 36,000
Work-in-Process                240,400        381,300
Raw Materials                   68,300        143,200
Manufacturing Supplies          55,200         44,200

     Total                    $405,400       $604,700


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

The previously mentioned life insurance policy had a cash surrender value at December 31, 2001 of $81,500 and is shown net of loans in the amount of $78,700 under other assets.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000


                                              December 31,
                                            2001       2000


NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and the First
Union Business Capital (formerly Money
Store Commercial Mortgage Inc.)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                      $375,300   $378,600

$358,232 of the above proceeds were
used to satisfy the balance of the
Mortgage due D.A.N. Joint Venture
in full.

Term Loans:

Term Loan A - Due D.A.N. Joint Venture.

Certain 1990 loans were replaced by a
new term loan in the principal amount
of $283,850, ("Term Loan A") structured
over two five-year periods.  During the
first five-year period ended 3/31/99, the
Company paid interest only.  During the
second five-year period commencing 4/1/99
the balance due was to be repaid over 60
equal monthly installments, plus interest
at prime plus two percent on the unpaid
balance.                                    127,700    226,500

Term Loan C - Due D.A.N. Joint Venture.

Another Term Loan ("Term Loan C")
stemming from the Original Mortgage has a
face amount of $167,500 and carries the
same interest rate and payment terms over
two five-year periods as the new $283,850
Term Loan A described in the Paragraph
above.                                       75,400    133,700

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000


                                             December 31,

                                             2001     2000

NOTE 5 -  LOANS PAYABLE - (Continued)

Term Loan C - Due D.A.N. Joint Venture.

In conjunction with the refinancing of
the old mortgage D.A.N. Joint Venture
confirmed and acknowledged that the old
mortgage note was paid in full, that all accrued interest above the 2% stated rate on Term Loan A and C was forgiven and canceled.

Effective July 11, 2001, the Company
and D.A.N. Joint Venture entered into
a supplementary agreement which resulted
in the acceptance by D.A.N. of the sum of
$57,500.00 in full payment by Dionics of
the previously deferred interest of
$86,0976.13 on Term Loans A and C. Further
to the supplementary agreement, principal
payment will be paid monthly.  Current
interest will now also be paid on a
monthly basis and not accrued.  As of
the date of this new agreement, the
balance due on Term Loan A was
$151,386.76 and the balance due on Term
Loan C was $89,335.20.  Both loans, plus
their interest, will be paid in 32
consecutive monthly payments, commencing
August 1, 2001.                             578,400    738,800

Less: Amount due within one year             94,200     93,900

   Long-Term Portion                       $484,200   $644,900




NOTE 6 -  COLLATERALIZED ASSETS -

The First Union Business Capital Mortgage loan is secured by a
First Mortgage on the Company's Westbury Property.  All of the
Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000



NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2001, options to acquire 120,000 shares of Common Stock have been granted under the 1997 Plan. All of such options were granted on September 11, 1997 and have an exercise price of $.38 per share. As of December 31, 2001, 130,000 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise price of options, the options were Anti-Dilutive for the current period.



NOTE 8 -  INCOME TAXES:

As of December 31, 2001 the Company had available a federal operating loss carry forward of $488,200. This net operating loss originated in 1992 and 2001 and may be carried forward and expires as follows:

          Year of Origin  Amount       Carry Forward
                                       Expires In

              1992       115,200       2007

              2001       373,000       2016

                        $488,200



NOTE 9 -  COMMITMENT

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was in the employ of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Company on his life, but currently remains unfunded.