Form 10QSB
period 2002-03-31
DIONICS INC
filed 2002-05-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

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

Common, $.01 par value per share: 3,683,678
       outstanding as of May 1, 2002
    (excluding 164,544 treasury shares).

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



PART I - FINANCIAL INFORMATION

DIONICS, INC.


Index to Financial Information
Period Ended March 31, 2002



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


               March 31, 2002


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

     The results of operations for the three months ended
March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2002.

     These condensed statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.


DIONICS, INC.

BALANCE SHEETS



                                       MARCH 31,      DECEMBER 31,
                                         2002             2001
                                    (UNAUDITED)        (AUDITED)

A S S E T S


CURRENT ASSETS:
  Cash                              $  436,200         $  551,000
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $10,000 in 2002
    and $10,000 in 2001)-
    Notes 2 and 6)                      58,100            142,300
  Inventory - (Notes 2,3 and 6)        452,400            405,400
  Prepaid Expenses and Other
       Current Assets                   29,800             33,100

       Total Current Assets            976,500          1,131,800


PROPERTY, PLANT AND EQUIPMENT -
  (Notes 2 and 6)
  At Cost -  Less Accumulated
    Depreciation of $1,682,900 in 2002
      and $1,681,600 in 2001            69,800             70,600


DEPOSITS AND OTHER ASSETS -
    (Notes 2 and 5)                     46,200             42,200


      Total                         $1,092,500         $1,244,600



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement






DIONICS, INC.

BALANCE SHEETS


                                  MARCH 31,     DECEMBER 31,
                                    2002            2001
                                (UNAUDITED)      (AUDITED)
L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)            $   94,200         $   94,200
  Accounts Payable                 60,400             55,500
  Accrued Expenses                 86,000             23,900
  Deferred Compensation Payable -
     Current - (Note 4)           374,800            354,800

Total Current Liabilities         615,400            528,400


Long-Term Debt Less Current
   Maturities - (Note 5)          460,500            484,200

Deferred Compensation Payable -
   Non Current (Note 4)           140,000            160,000

     Total Liabilities          1,215,900          1,172,600


CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222
    Shares in 2002
    and in 2001 (Notes 7
    and 10)                        38,400             38,400
  Additional Paid-in Capital    1,522,800          1,522,800
  (Deficit)                    (1,464,000)        (1,268,600)

                                   97,200            292,600
  Less: Treasury Stock at Cost
    164,544 Shares in 2002 and
    164,544 Shares in 2001       (220,600)          (220,600)

    Total Shareholders' Equity   (123,400)            72,000

          Total                $1,092,500         $1,244,600



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement



DIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

                               THREE MONTHS ENDED
                                         MARCH 31,
                                     2002           2001
                                 (UNAUDITED)   (UNAUDITED)
SALES                             $  140,600 $  570,300

COSTS AND EXPENSES:
  Cost of Sales (Including Research and
    Development Costs)               205,800    365,500
  Selling, General and
    Administrative Expenses          119,500    128,100

     Total Costs and Expenses        325,300    493,600

NET (LOSS) INCOME FROM OPERATIONS   (184,700)    76,700

DIVIDENDS AND OTHER INCOME             3,600      7,700

                                    (181,100)    84,400
OTHER DEDUCTIONS:
  Interest Expense                    13,400     23,500

NET (LOSS) INCOME FOR THE PERIOD
   BEFORE INCOME TAXES              (194,500)    60,900


INCOME TAXES - Note 8                    900      1,200

NET (LOSS) INCOME FOR THE PERIOD  $ (195,400)  $ 59,700

NET (LOSS) INCOME PER SHARE
  Primary                         $    (.053)  $  .0162

   Diluted - Note 7                $       -    $     -

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Net Income
     Primary                       3,683,678   3,683,678

     Diluted    - Note 7                 -           -


All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement


DIONICS, INC.

STATEMENTS OF CASH FLOWS
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               2002        2001
                                          (UNAUDITED)    (UNAUDITED)
CASH FLOWS (USED IN) FROM
 OPERATING ACTIVITIES:
   Net (Loss) Income                      $ (195,400)  $   59,700
   Adjustment to Reconcile
    Net Income to Net
    Cash Used for Operating Activities:
      Depreciation and
        Amortization                           1,300        1,400
   Changes in Operating
     Assets and Liabilities:
     Decrease in
     Accounts Receivable                      84,200       20,500
     Increase) in Inventory                  (47,000)     (25,400)
     Decrease in Prepaid Expenses and
     Other Current Assets                      3,300        2,000
     (Increase) in Deposits
     and Other Assets                         (4,000)      (2,400)
     (Decrease) in Accounts Payable            4,900      (25,700)
     Increase in Accrued Expenses             62,100       24,800
     (Decrease) in Deferred Compensation
     and Related Interest - Net                  -0-      (82,800)

     Net Cash (Used In) Operating
      Activities                             (90,600)     (27,900)

CASH FLOWS (USED IN)
INVESTING ACTIVITIES:
  Purchase of Equipment                         (400)         -0-


CASH FLOWS USED FOR
FINANCING ACTIVITIES:
(Repayment) of Debt                          (23,700)     (23,900)

NET (DECREASE) IN CASH                      (114,800)     (51,800)

CASH - Beginning of Period                   551,000      688,600

CASH - End of Period                      $  436,200    $ 636,800



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002 AND DECEMBER 31, 2001




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

Research and Development

Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $45,000 in 2001.

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

MARCH 31, 2002 AND DECEMBER 31, 2001


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

MARCH 31, 2002 AND DECEMBER 31, 2001



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                             March 31,   December 31,
                               2002         2000
                            (Unaudited)  (Audited)

Finished Goods               $ 103,800    $ 41,500
Work-in-Process                225,700     240,400
Raw Materials                   68,000      68,300
Manufacturing Supplies          54,900      55,200

 Total                       $ 452,400    $405,400


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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002 AND DECEMBER 31, 2001


                                     March 31,   December 31,
                                       2002         2001
NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and the First
Union Business Capital (formerly Money
Store Commercial Mortgage Inc.)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                   $374,200     $375,300

$358,232 of the above proceeds were
used to satisfy the balance of the
Mortgage due D.A.N. Joint Venture
in full.

Term Loans:

Term Loan A - Due D.A.N. Joint Venture.

Certain 1990 loans were replaced by a
new term loan in the principal amount
of $283,850, ("Term Loan A") structured
over two five-year periods.  During the
first five-year period ended 3/31/99, the
Company paid interest only.  During the
second five-year period commencing 4/1/99
the balance due was to be repaid over 60
equal monthly installments, plus interest
at prime plus two percent on the unpaid
balance.                                113,500      127,700

Term Loan C - Due D.A.N. Joint Venture.

Another Term Loan ("Term Loan C")
stemming from the Original Mortgage has a
face amount of $167,500 and carries the
same interest rate and payment terms over
two five-year periods as the new $283,850
Term Loan A described in the
Paragraph above.                         67,000       75,400

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002 AND DECEMBER 31, 2001


                                         March 31,  December 31,

                                            2002        2001


NOTE 5 -  LOANS PAYABLE - (Continued)

Term Loan C - Due D.A.N. Joint Venture.

In conjunction with the refinancing of
the old mortgage D.A.N. Joint Venture
confirmed and acknowledged that the old
mortgage note was paid in full, that all accrued interest above the 2% stated rate on Term Loan A and C was forgiven and canceled.

Effective July 11, 2001, the Company
and D.A.N. Joint Venture entered into
a supplementary agreement which resulted
in the acceptance by D.A.N. of the sum of
$57,500.00 in full payment by Dionics of
the previously deferred interest of
$86,096.13 on Term Loans A and C. Further
to the supplementary agreement, principal
payment will be paid monthly.  Current
interest will now also be paid on a
monthly basis and not accrued.  As of
the date of this new agreement, the
balance due on Term Loan A was
$151,386.76 and the balance due on Term
Loan C was $89,335.20.  Both loans, plus
their interest, will be paid in 32
consecutive monthly payments, commencing
August 1, 2001.                             554,700     578,400

Less: Amount due within one year             94,200      94,200

    Long-Term Portion                     $ 460,500   $ 484,200




NOTE 6 -  COLLATERALIZED ASSETS -

The First Union Business Capital Mortgage loan is secured by a
First Mortgage on the Company's Westbury Property.  All of the
Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of March 31, 2002, options to acquire 188,000 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share, and
(ii) 68,000 additional options granted on February 21, 2002 with an exercise price of $.10 per share. As of March 31, 2002, 62,000 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at March 31, 2001 the options were Anti-Dilutive for the three months ended March 31, 2001.



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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002 AND DECEMBER 31, 2001



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


NOTE 10 - BONUS PAID IN COMPANY COMMON SHARES:

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401K Plan. These shares were contributed by the Company to the 401K Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or $.05 per share which management determined to be the fair purchase price. These shares were then distributed as a bonus to eleven employees without consideration. The employees may not dispose of these shares in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company's 401K Plan. The outlay of $3,817.35 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company's 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The Company may issue up to 150,000 shares under the 2002 Plan. As of March 31, 2002, no other shares have been granted under the 2002 Plan.

Item 2. Management's Discussion and Analysis or Plan of
         Operation

LIQUIDITY AND CAPITAL RESOURCES

     The First Quarter of 2002 was the worst in recent memory. Whereas much of the Company's growth over the past five-to-ten years had benefited from its heavy involvement in the commercial aircraft industry, the dismal level of post-September 11th activity in that industry now has caused a staggering reversal in the Company's First Quarter sales volume. With revenues just barely 25% of the previous year's level, the Company is currently faced with numerous financial challenges. Fortunately, its Cash reserve, although running monthly deficits, is still at a substantial level. Nonetheless, Management is addressing the need to urgently stem that negative tide through both spending constraints and new replacement business. Under the current set of circumstances, the issues relating to Profit and Loss must take second priority to those of negative Cash Flow. In that regard, it is Management's opinion that the First Quarter represented the "bottom" and that slow but steady increases in Sales volume will continue through the balance of the year, gradually closing the gap between Cash expenditures and Cash receipts. It is Management's challenge to close that gap fast enough.

     We do not believe we can "save" our way to Cash Flow "break-even," although we will do our best. Instead, we think that only growth gives us the means to that necessary end. And toward that necessary end, the Company is devoting its Engineering and Production skills to the creation of several new products, some with customer sponsorship and some without. At this writing, we have already succeeded in developing and shipping against initial orders for new Solid State Relays
(SSRs) for the F-16 fighter aircraft, new (probably patentable) MOSFET-driver designs for Implantable Cardiac Defibrillators and new (probably patentable) devices for very high- volume aircraft lighting applications. In fact, at the time of this writing, the Company is engaged in negotiations for a non-binding Letter of Intent regarding this lighting application, covering a multi-year period in which the conservative projection for cumulative sales volume is at least $10 million. Ordinarily, the Company would refrain from mentioning these negotiations until they are complete, but in view of the current significance of such large, prospective business, it is felt that disclosure of the on-going, but still incomplete process, is very much warranted.

     Other new SSRs are also awaiting customer design-approval for different functions in the F-16 fighter aircraft. And lest we forget, the now-stagnant market for commercial aircraft construction is of course destined to recover, hopefully sooner than later, and will add still further to the growth in Sales volume. So, from among the ashes, a number of vibrant green sprouts are already showing.

     Working Capital at March 31, 2002 fell to $361,100 as compared to $1,351,100 at March 31, 2001, reflecting substantial Asset decreases in Cash and Accounts Receivable, as well as an intentionally de-valued Inventory. Further, there was a major increase in the Liability item for Deferred Compensation. As described in Note 4, this last item will likely have to be renegotiated to reduce the Company's near-term payment obligation, a change that will improve the Working Capital. Management will also be attempting to secure additional funding in the form of equity or debt, to further enhance the Company's Working Capital position. Clearly, however, current economic conditions, as well as company-specific conditions, are not encouraging in that regard.

     RESULTS OF OPERATIONS

     As described earlier, an unprecedented collapse of the Company's major customer base in commercial aircraft manufacturing occurred as a result of the September 11th terrorist attacks. Added to the previously slowing general economy, the combined effects reduced the Company's First Quarter 2002 sales volume to barely 25% of the prior year's level. Sales fell to only $140,600 as compared to $570,300 in the

First Quarter of 2001 and $508,700 in the First Quarter of
2000.

     Gross Profits in the First Quarter of 2002 were a negative $65,200 as compared to positive Gross Profits of $204,800 in the First Quarter of 2001 and $172,500 in the First Quarter of 2000. Selling, General and Administrative Expenses were $119,500 in the First Quarter of 2002, as compared to $128,100 in the First Quarter of 2001 and $106,500 in the First Quarter of 2000.

     The Net Loss for the First Quarter of 2002 was $195,400 as compared to Net Profits of $59,700 in the First Quarter of 2001 and $44,700 in the First Quarter of 2000.

     Although the Company's Cash reserves are still substantial, Management is putting the Company on an Emergency basis of operations. Only the most urgent purchases are being made, payroll is being held to a functional minimum, and all possible efforts are being put into generating new sales opportunities. As described earlier, numerous situations are already yielding results, and at least one very significant opportunity is on the verge of blossoming into major Sales volume. The Company is also seeing an encouraging increase in the number of inquiries from its new, upgraded WEB-site. We cannot deny that the risk of failure has once again raised its ugly head, but Management, having weathered previous high-risk challenges, feels confident it will again prevail.

     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE INFORMATION. SHOULD CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR UNEXPECTED ADVERSE EVENTS OCCUR, THE COMPANY MAY NOT REACH MANAGEMENT'S GOALS

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

          (b)  Reports on Form 8-K.  Listed below are
               Current Reports on Form 8-K filed by the Company during the fiscal quarter ended
               March 31, 2002:

               None

                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIONICS, INC.
                            (Registrant)


Dated:    May 13, 2002      By:  /s/ Bernard Kravitz
                                 Bernard Kravitz,
                                 President

Dated:    May 13, 2002      By:  /s/ Bernard Kravitz
                                 Bernard Kravitz,
                                 Principal Financial
                                 Officer