Form 10QSB
period 2002-06-30
DIONICS INC
filed 2002-08-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

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

Common, $.01 par value per share: 3,683,678
      outstanding as of August 1, 2002
    (excluding 164,544 treasury shares).

         FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements and information that reflect the expectations of Dionics, Inc. (the "Company") about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Dionics, Inc. for its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Certain of these factors are discussed under the caption "Forward-Looking Statements" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.




      PART I - FINANCIAL INFORMATION

               DIONICS, INC.


       Index to Financial Information
         Period Ended June 30, 2002



Item                                    Page Herein

Item 1 - Financial Statements:

Introductory Comments                        3

Condensed Balance Sheet                      4

Condensed Statement of Operations            6

Statement of Cash Flows                      8

Notes to Financial Statements                9


Item 2 - Management's Discussion and
         Analysis or Plan of Operation       16

               DIONICS, INC.


               June 30, 2002



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

     The results of operations for the six months ended June
30, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2002.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2001.

DIONICS, INC.

BALANCE SHEETS



                                      JUNE 30,       DECEMBER 31,
                                      2002           2001

                                      (UNAUDITED)      AUDITED

                           A S S E T S

CURRENT ASSETS:
  Cash                                $  198,200    $  551,000
  Accounts Receivable Trade
    (Less Estimated Doubtful Accounts
    of $10,000 in 2002 and $10,000 in
    2001) - (Note 2)                      77,600       142,300
  Inventory - Notes 2 and 3              452,400       405,400
  Prepaid Expenses and Other Current
     Assets                               21,400        33,100

    Total Current Assets                 749,600     1,131,800



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2, 4, 5 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,684,065
      in 2002 and $1,681,600 in 2001)     70,000        70,600



DEPOSITS AND OTHER ASSETS -
  (Notes 2 and 4)                         45,100        42,200


     Total                            $  864,700    $1,244,600


All amounts have been rounded to the nearest $100.

DIONICS, INC.

BALANCE SHEETS


                              JUNE 30,    DECEMBER 31,
                               2002           2001
                            (UNAUDITED)      AUDITED

                        L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
   Debt - (Note 5)              $   94,300    $   94,200
  Accounts Payable                  86,500        55,500
  Accrued Expenses                  53,500        23,900
  Deferred Compensation Payable -
   Current (Note 4)                381,000       354,800

     Total Current Liabilities     615,300       528,400



Long-Term Debt Less Current
  Maturities - (Note 5)            429,200       484,200

Deferred Compensation Payable -
     Non Current - (Note 4)         120,000      160,000


     Total Liabilities            1,164,500    1,172,600

CONTINGENCIES AND COMMENTS

 SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
  Issued 3,848,222 Shares in 2002
  and 2001 (Note 7)                  38,400       38,400
  Additional Paid-in Capital      1,522,800    1,522,800
Accumulated (Deficit)            (1,640,400)  (1,268,600)

                                    (79,200)     292,600
Less: Treasury Stock at Cost
164,544 Shares in 2002 and 2001    (220,600)    (220,600)

     Total Shareholders'
      Equity (Deficiency)          (299,800)      72,000

          Total                  $  864,700   $1,244,600


All amounts have been rounded to the nearest $100.

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS



                                        SIX MONTHS ENDED
                                            JUNE 30,
                                        2002           2001
                                   (UNAUDITED)    (UNAUDITED)

SALES                               $  314,200     $1,209,900

COST AND EXPENSES:
  Cost of Sales (Including
  Research and Development Costs)      451,100        789,900
  Selling, General and Administrative
    Expenses                           217,400        238,200

     Total Costs and Expenses          668,500      1,028,100


NET INCOME (LOSS) FROM OPERATIONS     (354,300)       181,800

DIVIDENDS AND OTHER INCOME               5,600         13,400

                                      (348,700)       195,200
OTHER DEDUCTIONS
  Interest Expense                      22,300         48,700

NET INCOME (LOSS) FOR THE
  PERIOD BEFORE
  INCOME TAXES                        (371,000)       146,500

INCOME TAXES                               900          1,400


NET INCOME (LOSS) FOR THE PERIOD    $ (371,900)    $  145,100

NET INCOME (LOSS) PER SHARE -
   Basic                            $  (.10096)    $    .0394

   Diluted - Note 7                 $              $


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
   Basic                             3,683,678      3,683,678

   Diluted - Note 6


All amounts have been rounded to the nearest $100.

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS


                                       THREE MONTHS ENDED
                                            JUNE 30,
                                       2002           2001
                                    (UNAUDITED)   (UNAUDITED)

SALES                             $  173,600       $  639,600

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)           245,200          424,400
  Selling, General and
    Administrative
    Expenses                          97,900          110,100

     Total Costs and Expenses        343,200          534,500


NET INCOME (LOSS) FROM OPERATIONS   (169,600)         105,100

DIVIDENDS AND OTHER INCOME             2,000            5,700
                                    (167,600)         110,800
OTHER DEDUCTIONS:
  Interest Expense                     8,900           25,200

NET INCOME (LOSS) FOR THE PERIOD BEFORE
INCOME TAXES                        (176,500)          85,600

INCOME TAXES                             -0-              200

NET INCOME (LOSS) FOR THE PERIOD  $ (176,500)      $   85,400


NET INCOME (LOSS) PER SHARE -
 Basic                            $   (.0479)      $    .0232

 Diluted - Note 7                 $                $


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -

  Basic                            3,683,678        3,683,678

  Diluted    - Note 7



All amounts have been rounded to the nearest $100.

DIONICS, INC.

STATEMENT OF CASH FLOWS


                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                             2002         2001
                                          (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                         $(371,900)  $ 145,100
Adjustment to Reconcile
Net Income to
Net Cash Used for Operating Activities:
Depreciation and Amortization                 2,700       2,800
Changes in Operating
Assets and Liabilities:
Decrease (Increase)
in Accounts Receivable                       64,750     (68,300)
(Increase) in Inventory                     (47,000)    (31,100)
Decrease in Prepaid Expenses and
Other Current Assets                         11,700       5,500
(Increase) Decrease in Deposits
and Other Assets                             (2,950)      1,800
(Decrease) Increase
in Deferred Compensation
Payable                                     (13,800)    (79,400)
Increase in Accounts Payable                 31,000      10,600
Increase in Accrued Expenses                 29,600      24,800
Net Cash Provided by (Used In)
Operating Activities                       (295,900)     11,800


CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of Debt                           (54,900)    (33,700)


CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Purchase of Fixed Assets                     (2,000)       -0-


NET INCREASE (DECREASE) IN CASH            (352,800)    (21,900)


CASH - Beginning of Period                  551,000     688,600

CASH - End of Period                      $ 198,200   $ 666,700


All amounts have been rounded to the nearest $100.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND DECEMBER 31, 2001


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

JUNE 30, 2002 AND DECEMBER 31, 2001



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

                             $52,000

Major Customers:

In 2001 approximately $591,000 (34%), $170,000 (10%) and
$137,000 (8%) of the Company's revenues were from three customers. Accounts receivable from such customers approximated $61,000 at 31, 2001.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND DECEMBER 31, 2001



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                         June 30,    December 31,
                           2002         2001
                       (Unaudited)   (Audited)

Finished Goods          $ 111,500    $ 41,500
Work-in-Process           228,000     240,400
Raw Materials              62,000      68,300
Manufacturing Supplies     50,900      55,200

Total                   $ 452,400    $405,400


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

JUNE 30, 2002 AND DECEMBER 31, 2001


                                      June 30,  December 31,
                                      2002      2001

NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and the First
Union Business Capital (formerly Money
Store Commercial Mortgage Inc.)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                      $365,600   $375,300

$358,232 of the above proceeds were
used to satisfy the balance of the
Mortgage due D.A.N. Joint Venture
in full.

Term Loans:

Term Loan A - Due D.A.N. Joint Venture.

Certain 1990 loans were replaced by a
new term loan in the principal amount
of $283,850, ("Term Loan A") structured
over two five-year periods.  During the
first five-year period ended 3/31/99, the
Company paid interest only.  During the
second five-year period commencing 4/1/99
the balance due was to be repaid over 60
equal monthly installments, plus interest
at prime plus two percent on the unpaid
balance.                                     99,300    127,700

Term Loan C - Due D.A.N. Joint Venture.

Another Term Loan ("Term Loan C")
stemming from the Original Mortgage has a
face amount of $167,500 and carries the
same interest rate and payment terms over
two five-year periods as the new $283,850
Term Loan A described in the
Paragraph above.                             58,600     75,400

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND DECEMBER 31, 2001


                                       June 30,   December 31,
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

Total Loans Payable                         523,500    578,400

Less: Amount due within one year             94,300     94,200

           Long-Term Portion              $ 429,200  $ 484,200




NOTE 6 -  COLLATERALIZED ASSETS -

The First Union Business Capital Mortgage loan is secured by a
First Mortgage on the Company's Westbury Property.  All of the
Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND DECEMBER 31, 2001



NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of June 30, 2002, options to acquire 188,000 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to per to $.10 per share and (ii) 68,000 additional options granted on February 21, 2002 with an exercise price of $.10 per share. As of June 30, 2002, 62,000 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at March 31, 2001 the options were Anti-Dilutive for the three months ended March 31, 2001.



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



NOTE 10 - BONUS PAID IN COMPANY SHARES:

On February 22,2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401K Plan. These shares were contributed by the Company to the 401K Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or$.05 per share which management determined to be the fair purchase price. These shares were then distributed as a bonus to eleven employees without consideration. The employees may not dispose of these shares in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401K Plan. The outlay of $3,817.35 has been charged as an expense to the various departments of the Company. Such 76,347 shares issue in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The company may issue up to 150,000 shares under the 2002 Plan. As of June 30, 2002, no other shares have been granted under the 2002 Plan.

Item 2.   Management's Discussion and Analysis or Plan of
Operation

LIQUIDITY AND CAPITAL RESOURCES

     The Second Quarter of 2002 was the second worst in recent memory, showing only a slight improvement over the First Quarter. Whereas much of the Company's growth over the past five-to-ten years had stemmed from its heavy involvement in the commercial aircraft industry, the dismal level of post-September 11th activity in that industry now has caused a staggering reversal in the Company's recent sales volume. On the bright side, Second Quarter sales volume did rise 23% above the First Quarter level, but it was still only at 27% of the previous year's Second Quarter level. The Company is currently faced with numerous financial challenges, including a steady, now critical, shrinkage in its Cash reserves. Management is addressing the need to urgently stem its negative Cash-flow through both ever-tightening spending constraints, serious payroll reductions and major efforts to gain new replacement business. Under the current set of circumstances, the issues relating to Profit and Loss must take second priority to those relating to negative Cash-flow. It is Management's opinion that our First Quarter performance represented the "bottom" and, hopefully, that slow but steady increases in Sales volume will continue through the balance of the year, gradually closing the gap between Cash expenditures and Cash receipts. It is Management's challenge to close that gap fast enough, before the Company's Working Capital dries up.

     We do not believe we can "save" our way to Cash-flow "break-even," although we will be doing our best. We realize fully, however, that every dollar saved extends the time we have available to reach our turnaround. In Management's opinion, only growth gives us the means to that necessary end known as Cash-flow break-even. And toward that necessary end, the Company has been devoting its Engineering and Production skills to the creation of several new products, some with customer sponsorship and some without. At this writing, we have already succeeded in developing and shipping against initial orders for new Solid State Relays (SSRs) for the F-16 fighter aircraft, new (probably patentable) MOSFET-driver designs for Implantable Cardiac Defibrillators and new (probably patentable) devices for high-volume aircraft lighting applications. Also, we have been asked to quote on very large volumes of these products covering multi-year periods and involving potentially very large sales volumes. Actual work on these products, however, is just at the starting point, and firm knowledge of their future production schedules is not yet available. Nevertheless, as we observed in the First Quarter's MD&A, from among the ashes, a number of vibrant green sprouts are already showing, although we cannot ignore, and are greatly distressed by, the growing depth of the ash-pile.

     Working Capital at June 30, 2002 fell to $134,300 down from the $361,100 level at the end of the First Quarter of 2002, and from $1,185,900 at June 30, 2001, reflecting substantial Asset decreases in Cash and Accounts Receivable, as well as an intentionally de-valued Inventory. Further, there was a major increase in the Current Liability item for Deferred Compensation. This last item is presently being further deferred on a voluntary and informal basis and, as described in
Note 4, may have to be renegotiated to reduce the Company's near-term payment obligation, an accounting change that should improve the entry for Working Capital. Management is also vigorously attempting to secure additional funding in the form of equity or debt, to further enhance the Company's Working Capital position. Clearly, however, current economic conditions, as well as company-specific conditions, are not encouraging in that regard.

RESULTS OF OPERATIONS

     As described earlier, an unprecedented collapse of the Company's major customer base in commercial aircraft manufacturing occurred as a result of the September 11th terrorist attacks. Added to the previously slowing general economy, the combined effects have reduced the Company's Second Quarter 2002 sales volume to barely 27% of the prior year's level. Sales fell to only $173,600 as compared to

$639,600 in the Second Quarter of 2001, but did rise sequentially from the $140,600 level of the First
Quarter of this year.

     Gross Profits in the Second Quarter of 2002 were a negative $71,600 as compared to positive Gross Profits of $215,200 in the Second Quarter of 2001. Selling, General and Administrative Expenses were $97,900 in the Second Quarter of 2002, down from $119,500 in the First Quarter of 2002, and down from $110,100 in the Second Quarter of last year.

     The Net Loss for the Second Quarter of 2002 was
$176,500, slightly less than the Net Loss of 195,400 in the
First Quarter of 2002, and compared to Net Profits of  $85,400 in the Second Quarter of 2001.

     For the First Six-Months of 2002, sales volume dropped to $314,200, down from $1,209,900 in the First Half of 2001. Gross Profits in the First Half of 2002 were a negative $136,900 as compared to a positive $420,000 in the First Half of 2001, caused by lower sales volume. Selling, General & Administrative Expenses in the First Half of 2002 were $217,400, down from $238,200, reflecting the relatively fixed nature of such expenses. The Net Loss in the First Half of 2002 was $371,900 as compared to a Net Profit of $145,100 in the First Half of 2001.

     With the Company's Cash reserves at a critical level and shrinking rapidly, Management has put the Company on an Emergency basis of operations. Only the most urgent purchases are being made, payroll is being held to a functional minimum while employees have been signed up for New York State's partial unemployment benefits under its Shared Work program, and all possible efforts are being put into generating new sales opportunities. As described earlier, numerous situations are already yielding results, and two very significant opportunities are believed to be on the verge of blossoming into major Sales volume. The Company is also seeing an encouraging increase in the number of inquiries from its new, upgraded WEB-site. Unfortunately, the electronic industry's traditional slowdown in the summer months comes when we can least afford it. The turnaround results we had looked for earlier have been too little, too late, at least so far. The risk of failure has once again raised its ugly head, and although Management has weathered previous high-risk challenges, current circumstances provide little basis for confidence that we will again prevail. There should be total confidence, however, in our making an absolutely maximum effort to do so.

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

               None


Item 5.        Other Information

                None


Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits.

    99.1  Certification pursuant to U.S.C. Section
          1350, as adopted pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K.  Listed below are
                    Current Reports on Form 8-K filed by the Company during the fiscal quarter ended
                    June 30, 2002:

                    None

                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIONICS, INC.
                              (Registrant)


Dated:    August 13, 2002      By: /s/ Bernard Kravitz
                               Bernard Kravitz,
                               President


Dated:    August 13, 2002      By: /s/ Bernard Kravitz
                               Bernard Kravitz,
                               Principal Financial Officer