Form 10QSB
period 2002-09-30
DIONICS INC
filed 2002-11-13
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

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

                  Yes   [  X   ] No   [      ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

    Common, $.01 par value per share: 3,683,678 outstanding as of November 1, 2002 (excluding 164,544 treasury shares)




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




                PART I - FINANCIAL INFORMATION

                         DIONICS, INC.


                 Index to Financial Information
                Period Ended September 30, 2002



     Item
                                                Page

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


                       September 30, 2002



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

     The   results  of  operations  for  the  nine  months  ended

September 30, 2002 are not necessarily indicative of the  results of operations for the full fiscal year ending December 31, 2002.

     These  condensed  statements should be read  in  conjunction with  the  Company's  financial  statements  for  the  year  ended

December 31, 2001.



                          DIONICS, INC.

                          BALANCE SHEETS



                                     SEPTEMBER 30,    DECEMBER 31,
                                     2002             2001
                                     (UNAUDITED)      (AUDITED)

                           A S S E T S

CURRENT ASSETS:
Cash                                     $   67,300    $  551,000
Accounts Receivable Trade
(Less Estimated Doubtful Accounts
of $10,000 in 2002 and $10,000 in
2001) - (Note 2)                             61,700       142,300
Inventory - Notes 2 and 3                   422,000       405,400
Prepaid Expenses and Other Current
Assets                                       14,500        33,100

Total Current Assets                        565,500     1,131,800



PROPERTY, PLANT AND
EQUIPMENT - (Notes 2, 4, 5 and 6)
(At Cost Less Accumulated
Depreciation of $1,685,400
in 2002 and $1,681,600 in 2001)              68,700        70,600



DEPOSITS AND OTHER ASSETS -
(Notes 2 and 4)                              41,700        42,200


Total                                    $  675,900    $1,244,600


All amounts have been rounded to the nearest $100.

                          DIONICS, INC.

                          BALANCE SHEETS


                                          SEPTEMBER 30,  DECEMBER 31,
                                             2002          2001
                                          (UNAUDITED)    (AUDITED)

                      L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)                            $  102,300    $   94,200
Accounts Payable                               87,200        55,500
Accrued Expenses                               34,700        23,900
Deferred Compensation Payable -
Current (Note 4)                              401,000       354,800

Total Current Liabilities                     625,200       528,400


Long-Term Debt Less Current
Maturities - (Note 5)                         414,400       484,200

Deferred Compensation Payable -
Non Current - (Note 4)                        100,000       160,000

Total Liabilities                           1,139,600     1,172,600

CONTINGENCIES AND COMMENTS


SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Shares - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 2002
and 3,848,222 in 2001 (Note 7)                 38,400        38,400
Additional Paid-in Capital                  1,522,800     1,522,800
Accumulated (Deficit)                      (1,804,300)   (1,268,600)

                                             (243,100)      292,600
Less: Treasury Stock at Cost
164,544 Shares in 2002 and
164,544 Shares in 2001                       (220,600)     (220,600)

Total Shareholders' Equity (Deficiency)      (463,700)       72,000
Total                                      $  675,900    $1,244,600



All amounts have been rounded to the nearest $100.


                          DIONICS, INC.

                CONDENSED STATEMENT OF OPERATIONS




                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                2002           2001
                                           (UNAUDITED)    (UNAUDITED)


SALES                                      $  455,400    $1,479,300

COST AND EXPENSES:
Cost of Sales (Including
Research and Development Costs)               669,600     1,005,400
Selling, General and Administrative
Expenses                                      293,200       361,700

Total Costs and Expenses                      962,800     1,367,100


NET INCOME (LOSS) FROM OPERATIONS            (507,400)      112,200

DIVIDENDS AND OTHER INCOME                      5,900        45,300

                                             (501,500)       157,500
OTHER DEDUCTIONS
Interest Expense                               33,300         74,900

NET INCOME (LOSS) FOR THE PERIOD
BEFORE INCOME TAXES                          (534,800)        82,600

INCOME TAXES                                      900          1,400

NET INCOME (LOSS) FOR THE PERIOD           $ (535,700)    $   81,200

NET INCOME (LOSS) PER SHARE -
Basic                                      $  (.14543)    $    .0220

Diluted - Note 7                           $              $


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
Basic                                        3,683,678     3,683,678

Diluted - Note 7



All amounts have been rounded to the nearest $100.


                          DIONICS, INC.

                CONDENSED STATEMENT OF OPERATIONS



                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                               2002         2001
                                           (UNAUDITED)  (UNAUDITED)


SALES                                     $  141,200      $  269,400

COST AND EXPENSES:
Cost of Sales (Including Research
and Development Costs)                       218,500         215,500
Selling, General and Administrative
Expenses                                      75,800         123,500

Total Costs and Expenses                     294,300         339,000


NET (LOSS) FROM OPERATIONS                  (153,100)        (69,600)

DIVIDENDS AND OTHER INCOME                       300          31,900
                                            (152,800)        (37,700)
OTHER DEDUCTIONS:
Interest Expense                              11,000          26,200

NET INCOME (LOSS) FOR THE PERIOD BEFORE
INCOME TAXES                                (163,800)        (63,900)

NET INCOME                                       -0-             -0-

NET (LOSS) FOR THE PERIOD                 $ (163,800)     $  (63,900)


NET (LOSS) PER SHARE -
Basic                                     $  (.04447)     $   (.0173)

Diluted - Note 7                          $               $


Average Number of Shares
Outstanding Used in Computation
of Per Share Income -
Basic                                      3,683,678       3,683,678

Diluted    - Note 7


All amounts have been rounded to the nearest $100.




                          DIONICS, INC.

                     STATEMENT OF CASH FLOWS


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    2002        2001
                                                (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                $(535,700)   $  81,200
Adjustment to Reconcile Net Income to
Net Cash provided from Operating Activities:
Depreciation and Amortization                        3,900        4,200
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable                     80,600      142,000
(Increase) in Inventory                            (16,600)    (115,200)
Decrease in Prepaid Expenses and
Other Current Assets                                18,600        8,700
Decrease in Deposits and Other Assets                  500        2,500
(Decrease) in Deferred Compensation Payable        (13,800)     (62,400)
Increase in Accounts Payable                        31,700      (20,700)
Increase (Decrease) in Accrued Expenses             10,800       (3,400)
Increase in Life Insurance Loan                        -0-       11,600

Net Cash Provided by (Used In)
Operating Activities                              (420,000)      48,500
CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of Debt                                  (61,700)    (137,900)
CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Purchase of Equipment                               (2,000)         -0-

NET INCREASE (DECREASE) IN CASH                   (483,700)     (89,400)

CASH - Beginning of Period                         551,000      688,600

CASH - End of Period                             $  67,300    $ 599,200




All amounts have been rounded to the nearest $100.



DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


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



DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(Continued)

Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.

Deferred Mortgage Costs

Costs related to the First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint
Venture are being amortized as follows:

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



DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                        September 30, December 31,
                           2002         2001
                       (Unaudited)   (Audited)

Finished Goods          $  96,300    $ 41,500
Work-in-Process           212,800     240,400
Raw Materials              62,000      68,300
Manufacturing Supplies     50,900      55,200

Total                   $ 422,000    $405,400


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


DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                     September 30,  December 31,
                                         2002         2001

NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and the First
Union Business Capital (formerly Money
Store Commercial Mortgage Inc.)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                      $373,800   $375,300

$358,232 of the above proceeds were
used to satisfy the balance of the
Mortgage due D.A.N. Joint Venture
in full.

Term Loans:

Term Loan A - Due D.A.N. Joint Venture.

Certain 1990 loans were replaced by a
new term loan in the principal amount
of $283,850, ("Term Loan A") structured
over two five-year periods.  During the
first five-year period ended 3/31/99, the
Company paid interest only.  During the
second five-year period commencing 4/1/99
the balance due was to be repaid over 60
equal monthly installments, plus interest
at prime plus two percent on the unpaid
balance.                                     89,900    127,700

Term Loan C - Due D.A.N. Joint Venture.

Another Term Loan ("Term Loan C")
stemming from the Original Mortgage has a
face amount of $167,500 and carries the
same interest rate and payment terms over
two five-year periods as the new $283,850
Term Loan A described in the
Paragraph above.                             53,000     75,400



DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                       September 30,   December 31,
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

Total Loans Payable                         516,700    578,400

Less: Amount due within one year            102,300     94,200

           Long-Term Portion              $ 414,400  $ 484,200




NOTE 6 -  COLLATERALIZED ASSETS -

The First Union Business Capital Mortgage loan is secured by a
First Mortgage on the Company's Westbury Property.  All of the
Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of June 30, 2002, options to acquire 188,000 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to per to $.10 per share and (ii) 68,000 additional options granted on February 21, 2002 with an exercise price of $.10 per share. As of September 30, 2002, 62,000 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at September 30, 2001 the options were Anti-Dilutive for the three months ended September 30, 2001.



NOTE 8 -  INCOME TAXES:

As of December 31, 2001 the Company had available a federal operating loss carry forward of $488,200. This net operating loss originated in 1992 and 2001 and may be carried forward and expires as follows:

Year of Origin  Amount       Carry Forward
                             Expires In

    1992        115,200       2007

    2001        373,000       2016

               $488,200

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



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



NOTE 10 - BONUS PAID IN COMPANY SHARES:

On February 22,2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401K Plan. These shares were contributed by the Company to the 401K Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or$.05 per share which management determined to be the fair purchase price. These shares were then distributed as a bonus to eleven employees without consideration. The employees may not dispose of these shares in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401K Plan. The outlay of $3,817.35 has been charged as an expense to the various departments of the Company. Such 76,347 shares issue in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The company may issue up to 150,000 shares under the 2002 Plan. As of September 30, 2002, no other shares have been granted under the 2002 Plan.



Item  2.    Managements  Discussion  and  Analysis  or  Plan   of
            Operation

LIQUIDITY AND CAPITAL RESOURCES

     The Third Quarter of 2002 slipped back to approximate the very disappointing sales-level of the First Quarter, continuing a tradition of slow Third Quarter periods. Whereas much of the Company's growth over the past five-to-ten years had stemmed from its heavy involvement in the commercial aircraft industry, the dismal level of post-September 11th activity in that industry now has caused a staggering reversal in the Company's recent sales volume. The only recent bright notes, admittedly minor ones, are that the Company has continued to exert cost-saving measures which slightly reduced the losses it would otherwise have suffered at these low quarterly sales volumes and that, with the month of August hitting what is hopefully a low-point, sales volumes in September and October were sequentially higher. November is unclear, as yet.

      The Company is currently faced with its most severe financial challenge, primarily a steady, now critical, shrinkage in its Cash reserves. Management is urgently addressing the need to stem the negative Cash-flow through ever-tightening spending constraints, serious payroll reductions and is also making major efforts to gain new replacement business. As noted earlier this year, under the current set of circumstances, issues relating to Profit and Loss must take second priority to those relating to negative Cash-flow. The opinion stated in our Second Quarter report that our First Quarter performance represented the "bottom" and that, hopefully, slow but steady increases in Sales volume would continue through the balance of the year have proven wrong. Our major challenge at this time is to secure new funding fast enough, before the Company's Working Capital dries up. Adding to the complications, the Company is in a default condition on its loans to the Cadle Company, and is in the most urgent need to correct that situation or face loan-foreclosure actions. Intense efforts are being made to secure new funding, and there are actually some encouraging signs that we may succeed. We are, however, in a race against time for our very survival.

     At this point it is also clear we can neither "save" our way to Cash-flow "break-even" nor to survival. We realize fully, however, that every dollar saved extends the brief time we have available to secure new funding. Sales growth can, of course, give us another way to extend our lifeline. And toward that necessary end, the Company has been devoting its Engineering and Production skills to the creation of several new products, some with customer sponsorship and some without. At this writing, we have already succeeded in developing and shipping against initial orders for new Solid State Relays (SSRs) for the F-16 fighter aircraft, new (probably patentable) MOSFET-driver designs for Implantable Cardiac Defibrillators and new (probably patentable) devices for high-volume aircraft lighting applications. Also, we have been asked to quote on very large volumes of these products covering multi-year periods and involving potentially very large sales volumes. Actual work on these products is still just at the starting point, and firm knowledge of their future production schedules is not yet available. As we noted in the First Quarter report, a number of bright, green sprouts are showing through the ashes, although we cannot ignore, and are greatly distressed by, the growing depth of the ash-pile.

     Working Capital at September 30, 2002 fell to a negative $59,700, down from a positive $134,300 at the end of the Second Quarter of 2002 , and from a positive $603,400 at September 30, 2001, reflecting substantial Asset decreases in Cash and Accounts Receivable, as well as an intentionally de-valued Inventory. There was also a major increase in the Current Liability item for Deferred Compensation. This last item is presently being further deferred on a voluntary and informal basis and, as described in
Note 4, may have to be renegotiated to reduce the Company's near-term payment obligation, an accounting change that would improve the entry for Working Capital. Management is also urgently attempting to secure additional funding in the form of equity or debt, to support the Company's need for Working Capital. Clearly, however, current economic conditions, as well as company-specific conditions, are not encouraging in that regard, although several promising opportunities are being actively and vigorously explored.


RESULTS OF OPERATIONS

     As described earlier, an unprecedented collapse of the Company's major customer-base in commercial aircraft manufacturing occurred as a result of the September 11th terrorist attacks. Added to the previously slowing general economy, the combined effects have lowered the Company's Third Quarter 2002 sales volume to only $141,200 as compared to $269,400 in the Third Quarter of 2001.

     Gross Profits in the Third Quarter of 2002 were a negative $77,300 as compared to positive Gross Profits of $53,900 in the Third Quarter of 2001. Selling, General and Administrative Expenses were $75,800 in the Third Quarter of 2002, down from $123,500 in the Third Quarter of last year.

     The Net Loss for the Third Quarter of 2002 was $163,800, slightly less than the Net Loss of $176,500 in the Second Quarter of 2002, and compared to a Net Loss of $63,900 in the Third
Quarter of 2001.

     For the First Nine-Months of 2002, sales volume dropped to $455,400, down from $1,479,300 in the First Nine-Months of 2001. Gross Profits in the First Nine-Months of 2002 were a negative $214,200 as compared to a positive $473,900 in the First Nine-Months of 2001, caused by lower sales volume. Selling, General & Administrative Expenses in the First Nine-Months of 2002 were $293,200, down from $361,700, reflecting the Company's efforts to reduce such expenses. The Net Loss in the First Nine-Months of 2002 was $535,700 as compared to a Net Profit of $81,200 in the First Nine-Months of 2001.

     With the Company's Cash reserves at a critically low level and shrinking rapidly, Management has put the Company on an Emergency basis of operations. Only the most urgent purchases are being made, payroll is being held to a functional minimum while employees have been signed up for New York State's partial unemployment benefits under its Shared Work program, and all possible efforts are being put into generating new sales opportunities. As described earlier, numerous situations are already yielding results, and two very significant opportunities are believed to be on the verge of blossoming into major Sales volume. The Company is also seeing an encouraging increase in the number of inquiries from its new, upgraded WEB-site. Unfortunately, the electronic industry's traditional slowdown in the summer months came when we could least afford it. The turnaround results we had looked for earlier have been too little, too late, at least so far. The risk of failure has once again raised its ugly head, and although Management has weathered previous high-risk challenges, the current circumstances provide little basis for confidence that we will again prevail. There should be total confidence, however, in our making an absolutely maximum effort to do so; we are still in the contest.


     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE INFORMATION. SHOULD CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR UNEXPECTED ADVERSE EVENTS OCCUR, THE COMPANY MAY NOT REACH MANAGEMENT'S GOALS.



                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          The Company has defaulted in the payment of principal and interest on its loans to D.A.N. Joint Venture (see
          Note 5 to the Financial Statements). In connection therewith, the Company failed to pay the principal and interest payments due for the months of September, October and November 2002 which totaled in
          amount of $24,979.20. Pursuant   to  written  notice
          received  from   D.A.N.  pertaining  to  the default,
          D.A.N. has notified the Company of such default and demanded that the entire principal and interest on the loans be immediately paid which D.A.N. indicated is the amount $147,426.91.


Item 4.   Submission of Matters to a Vote of Security-Holders.

               None.


Item 5.   Other Information.

               None.


Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                99.1  Certification pursuant  to  U.S.C.  Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K.

                Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2002.

          None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIONICS, INC.
                                   (Registrant)


Dated: November 12, 2002           By: /s/ Bernard Kravitz
                                   Bernard Kravitz, President


Dated: November 12, 2002           By: /s/ Bernard Kravitz
                                   Bernard   Kravitz,   Principal
                                   Financial Officer





                         CERTIFICATIONS

I, Bernard Kravitz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dionics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
registrant   as  of, and for,  the  periods  presented   in  this
quarterly  report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)    evaluated  the  effectiveness  of  the   registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            /s/ Bernard Kravitz
                                   Bernard Kravitz,
                                   President  and Chief Executive
                                   Officer
                                   (Principal Executive
                                   Officer)


I, Bernard Kravitz certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dionics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
registrant   as  of, and for,  the  periods  presented   in  this
quarterly  report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)    evaluated  the  effectiveness  of  the   registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            /s/ Bernard Kravitz
                                   Bernard Kravitz,
                                   Principal Financial
                                   Officer