Form 10KSB
period 2002-12-31
DIONICS INC
filed 2003-03-28
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549

                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 2002

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

State Issuer's revenues for its most recent fiscal year:  $628,200.

As of March 14, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,655,022 shares) was approximately $159,000. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 14, 2003 was 3,683,678 (excluding 164,544 treasury shares).

 Documents Incorporated by Reference:  None

                   PART I

Item 1.        Description of Business.

     Business Development

     Dionics, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 19, 1968 as a general business corporation.

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

     The percentage of total revenues for each of the three product classes was in excess of fifteen (15%) percent in 2002.

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

     (vi) None of the Company's customers accounted for 10% or more of the Company's sales for 2002. The Company's three largest customers for 2002 were as follows:

                              Approximate
                              Percentage
          Name                of Business

          Customer "A"             7.4%
          Customer "B"             7.2%
          Customer "C"             6.4%

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

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2001 approximately $217,200 and at December 31, 2002 approximately $66,400.

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

           2000 -  $55,000
           2001 -  $55,000
           2002 -  $30,000

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

     (xii) The number of persons employed by the Company is 18. The Company's employees are not represented by unions and/or collective bargaining agreements.

     Other Information - Loans Payable

     D.A.N. Joint Venture

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

     In September 2002, due to its severely negative cash flow, the Company became unable to make payments of principal and interest under Term Loan A and Term Loan C. Attempts to negotiate a payment moratorium with D.A.N. Joint Venture were unsuccessful and, in December 2002, D.A.N. Joint Venture commenced an action against the Company in the Supreme Court of the State of New York, County of New York. Subsequently, D.A.N. Joint Venture and the Company agreed to resolve such issues, the action was discontinued and an amendatory agreement was entered into between the parties. Pursuant to an Amendatory Agreement dated January 2, 2003 between D.A.N. Joint Venture and the Company, the parties agreed that (i) as of December 31, 2002 the principal balance on Term Loan A was $90,064 and on Term Loan C was $53,146; (ii) Term Loan A principal shall be repaid with interest at the rate of 10.25% per annum in 15 equal consecutive monthly payments of $6,423 each commencing January 1, 2003 and ending March 1, 2004; (iii) Term Loan C principal shall be repaid with interest at the rate of 10.25% per annum in 15 equal consecutive monthly payments of $3,790 each commencing January 1, 2003 and ending March 1, 2004; and (iv) total past due interest as of December 31, 2002 on Term Loan A and Term Loan C was in the aggregate amount of $5,440 and that all payments on Term Loan A and Term Loan C will be applied first to any accrued and unpaid interest, then to principal, in accordance with D.A.N. Joint Venture's accounting system.

     First Union Mortgage Loan

     As of December 31, 1998, and pursuant to a loan agreement entered into with The Money Store Commercial Mortgage, Inc. (now known as First Union Small Business Capital), the Company obtained a 30 year mortgage loan in the principal amount of $384,685 (the "First Union Mortgage Loan"). Of such amount, $358,232 was used to satisfy in full the balance due on a previously obtained mortgage loan which at the time was held by D.A.N. Joint Venture. Interest on the First Union Mortgage Loan is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months. The First Union Mortgage Loan is secured by a first mortgage on the Company's Westbury Property.

     SBA Loan

     In October 2002, the Company was approved for a disaster loan from the U.S. Small Business Administration ("SBA") in the amount of $305,800. The Company received all of the proceeds therefrom during the fourth quarter of 2002 and the first quarter of 2003. Interest will accrue at the rate of 4.0% per annum, with installment payments, including principal and interest, of $5,632 being paid monthly beginning 25 months from the date of the promissory note. The balance of the principal and interest will be payable seven years from the date of the promissory note. The loan is secured by a second mortgage on the Westbury Property subordinate only to the mortgage held by First Union. See, also,
Part III, Item 10, "Deferred Compensation and Other Arrangements" for information on the Standby Agreement entered into by Bernard Kravitz and the SBA.

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

     - We have experienced declining sales and have suffered net losses since the end of fiscal 2000. For the year ended December 31, 2000, the Company had sales of approximately $2,434,000. Since then, we have had sales of approximately $1,734,000 in 2001 and approximately $628,000 in 2002. For the year ended December 31, 2000, we had net income of approximately $259,000, while for the year ended December 31, 2001 we had a net loss of approximately $297,000 and for the year ended December 31, 2002 we had a net loss of approximately $618,000. There can be no assurances that operations will improve in the future.

     - Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In 2002 and 2001, approximately 21% and 52%, respectively, of our revenues were from three customers. The loss of any of these customers could have a material adverse effect on the Company.

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

     -    Our stock price experiences significant volatility.
The market price of the Common Stock, which currently is quoted in the "pink sheets", has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.

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


Item 3.   Legal Proceedings.

     See Part I, Item 1, "Other Information - Loans Payable" for information on the action commenced in December 2002 against the Company by D.A.N. Joint Venture in the Supreme Court of the State of New York, County of New York, which action was discontinued in January 2003.

     There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.   Submission of Matters to a Vote of Security-
          Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                   PART II

em 5.     Market for Common Equity and Related Stockholder
          Matters.

     Market Information

     The Company's Common Stock is traded in the over-the-counter market and is quoted in the "pink sheets" promulgated by the Pink Sheets LLC. Until March 2000, the Company Common Stock was also quoted on the OTC Bulletin Board. The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated.

                                        Bid Prices
Period                             High           Low

Year ended December 31, 2001:

Jan. 1, 2001 to March 31, 2001     $0.20          $0.12
April l, 2001 to June 30, 2001     $0.20          $0.16
July 1, 2001 to Sept. 30, 2001     $0.15          $0.15
Oct. 1, 2001 to Dec. 31, 2001      $0.15          $0.10

Year ended December 31, 2002:

Jan. 1, 2002 to March 31, 2002     $0.16          $0.075
April l, 2002 to June 30, 2002     $0.26          $0.15
July 1, 2002 to Sept. 30, 2002     $0.15          $0.10
Oct. 1, 2002 to Dec. 31, 2002      $0.10          $0.032

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     Holders

     As of March 14, 2003 there were approximately 370 record holders of the Company's Common Stock.

     Dividends

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.


Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

A.   LIQUIDITY AND CAPITAL RESOURCES

     It is difficult to imagine a year being any worse than 2002 was for Dionics, Inc. The Company was not simply at the brink, it was over the brink and yet, incredibly, it managed by yearend to hang on and pull itself back to moderately firm ground. The year had started off poorly, with sales at low levels not seen in decades, a condition stemming from both the specific 9/11 terrorism event of 2001 and the generally slow national economy that existed at the start of 2002. Optimism that a turnaround would shortly materialize gradually gave way to the stark realization that it would be a long, slow process. By midyear, the Company was also facing its worst-case scenario, a dangerously depleted cash reserve. To help stem the tide of negative cash flow, the Company was forced to temporarily furlough a number of employees and to severely reduce the work-hours of the remaining staff, simultaneously signing them up for the partial unemployment benefits of New York State's "shared work" program. Although the negative cash flow level was reduced, its slower, continuing effect was nevertheless pushing the Company inexorably toward the point of no return. Matters were even further complicated by the fact that the Company's cash shortage had pushed it into a default condition on two long-term debts it had with the Cadle Company. Efforts to negotiate a payment moratorium had been unsuccessful, and that company initiated legal actions against Dionics in NY State Supreme Court late in the year. An adverse legal decision would have resulted in the complete shut-down of the Company, and the sale of its assets to satisfy the debt.

     Finally, a ray of light showed itself. Management became aware that the Company might be qualified for a special US Small Business Administration loan-program that was providing relief to companies that had suffered major damage directly or indirectly from the terrorism events of 9/11. Following submission of its application, the Company learned that it was indeed qualified for SBA assistance. This was based on the fact that the 9/11 event had caused a drastic deterioration in the aircraft manufacturing industry that previously had been a major component of the Company's sales base. By application of its own formula, the SBA determined that the Company was qualified to borrow $305,800 under generally favorable terms, although some of those terms did impose a burden on, and require a considerable personal sacrifice from, the Company's chief executive officer. It was required that the Company's chief executive officer agree that, during the seven-year duration of the loan, he would not receive any of the Deferred Compensation due him. He was also required to permit the SBA to take a Second Mortgage position on the Company's building, ahead of his own, thus greatly reducing the Deferred Compensation security he previously had. Assigning the critically urgent needs of the Company a higher priority than his own, the CEO did agree to those terms. Shortly thereafter, although the SBA funding had not yet been received, management was able to negotiate a settlement of the potentially fatal default condition on its long-term debts with the Cadle Company, causing them to drop their related Supreme Court action. And finally, in a series of checks at year-end and shortly after, the Company did receive the urgently needed SBA funding, a total of $305,800. With not a minute to spare, the Company was able to immediately pay a large number of its overdue bills and placed the remainder in a Money Market fund to be used as needed. While the future could hardly be termed secure, there would be one of at least a short-term duration.

     With its moderate cushion of SBA funding now in hand, the Company is currently pursuing improvements in the business outlook for new products such as LED lighting systems, Implantable Cardiac Defibrillators (ICDs) and Solid State Relays for the F-16 fighter aircraft. Recent new order bookings give rise to modest and cautious optimism that the Company's performance had, in fact, bottomed out last year and that it is now seeing a slow but steady recovery. On the critical issue of LIQUIDITY and Cash reserves, management is hopeful that the worst is over, or almost over, although we remain for now in a "survival mode" of operations.

     The Company's Cash Account at year-end 2002 was only $28,200 but it listed a remaining $255,800 due on the SBA loan in Accounts Receivable. All of it has since been received. At year-end 2001, the Cash Account had been $551,000 and at year-end 2000 it had been $688,600. With the cost-reduction program the Company adopted in mid-year 2002, it was able to reduce its monthly negative cash flow so that the new SBA funding will hopefully support operations until new Order Bookings and subsequent Shipping return the Company to at least cash flow breakeven levels. It is anticipated that a Quarterly cash flow breakeven might be reached by year-end 2003, and that the SBA funding should provide a financial bridge until that condition is reached. Of course, there are still many banana-peels on the road, and there is no reason for anything more than cautious optimism at this time.

     The ratio of Total Current Assets to Total Current
Liabilities at year end 2002 was 1.19, although removing the Deferred Compensation item from the equation, reflecting the SBA loan terms, changes that Current Ratio to 3.21. By comparison, the Current Ratio at year end 2001 was 2.14 and at year end 2000 it had been 4.44. Working Capital at year end 2002 was $127,400, but again by removing Deferred Compensation from the equation it is increased to $548,500. This compares to Working Capital of $603,400 at year end 2001 and $1,311,700 at year end 2000. At year end 2002 the Company had a Net Deficiency of $545,900, which would be reduced to a Net Deficiency of only $44,900 by removal of the current and long-term Deferred Compensation due. These compare to a Net Worth at year end 2001 of $72,000 and $368,700 at year end 2000.

B.   RESULTS OF OPERATIONS

     Operating results in 2002 were extraordinarily poor, a reflection of both the 9/11 terrorism damage done to the Company's aircraft-manufacturing sales base and the generally poor national economy throughout the year of 2002. Sales volume for 2002 was down to $628,200, a stunning 63.8% decrease from the $1,734,300 level of 2001 and still further down from the $2,433,700 level achieved in 2000. The year 2002 produced a Net Loss of $617,900, as compared to a Net Loss in 2001 of $296,700, and a Net Profit of $259,300 in the year 2000. The losses, of course, are the direct result of sharply lower sales volume, against many costs that are either fixed in nature or very difficult to reduce as sales volume drops. Nonetheless, it is quite remarkable that the Company, while seeing its previous loss-producing annual sales volume drop by over 1.1 million dollars more, was still able to hold the increasing losses to only an additional $321,200. This attests to the effectiveness of the cost-reduction programs instituted early, as well as later, in 2002. While this loss-limiting may be taken as somewhat complimentary to management, the stark reality of still having almost gone out of business leaves it in the category of "cold comfort."


     Research and Development expenditures were reduced in 2002 to only $30,000 as compared to $45,000 in 2001 and $55,000 in 2000.
Nonetheless, the Company continued to pursue improvements in its products and technology, in spite of being limited by reduced cash availability. Interest Expense in 2002 dropped to $44,800 from $88,700 as a result of both lower applicable interest rates and a lower debt base on which to pay interest.

     As stated at the beginning of this Management's Discussion section, it would be difficult to imagine a year being any worse than 2002 was for Dionics, Inc. And yet, here we are writing about it, not three months after the "year from Hell" ended, with a modest cushion of SBA-provided cash reserves and a modestly upbeat sales picture. Having been at the brink, even over the brink, we must observe that while in the past we have said here that "risks of failure still persist," we must now re-write that to "possibilities of survival still exist." One is tempted to say that if we survived this, we can survive anything. We are heartened in our fight by the intense loyalty shown on the part of our employees, without whom no such effort could be made. So, the fight continues, the difficulties and challenges are many, but one fact stands out Dionics will not go quietly into the night, and if our fight is successful, we will not go there at all.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons;
          Compliance with  Section 16(a) of  the Exchange Act.

     Identity of Directors

                         Position and Offices    Director
     Name           Age  with Company            Since

Bernard Kravitz     69   President, Secretary,   1969
                         Treasurer

David M. Kaye       48   None(1)                 2000


(1) A partner of Danzig Kaye Cooper Fiore & Kay, LLP, which firm provides certain legal services to the Company.

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.

     Identity of Executive Officers

                                                      Officer
Name                Age      Position                 Since

Bernard Kravitz     69       President, Secretary,    1969
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

     (ii) David M. Kaye has been a Director of the Company since December 2000. Mr. Kaye is an attorney and has been a partner in the law firm of Danzig Kaye Cooper Fiore & Kay, LLP (formerly Danzig Garubo & Kaye, LLP) located in Florham Park, New Jersey, since the firm's inception in February 1996. Such firm provides certain legal services to the Company. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters. He is also currently a director of Nutrition Now, Inc., a company which manufactures and markets nutritional products.

     During 2002, fees of $15,509 were billed by Danzig Kaye
Cooper Fiore & Kay, LLP for legal services rendered.


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

     To the Company's knowledge, with respect to the year ended
December 31, 2002, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended
December 31, 2002, was an officer, director and greater than ten percent beneficial owner, were complied with.


Item 10.  Executive Compensation.

     Summary Compensation Table

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2002, 2001 and 2000, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2002 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                              Summary Compensation Table

                                     Annual

                           Compensation(1)



Name and Principal  Fiscal
Position            Year        Salary         Bonus

Bernard Kravitz,    2002      $  86,200        $1,051(2)
President           2001      $ 102,000            $0
                    2000      $ 110,600            $0



                            Long-Term
                            Compensation

                               Restricted       Shares
Name and Principal  Fiscal     Stock            Underlying
Position            Year       Awards           Options

Bernard Kravitz,    2002      $1,682(2)          0
President           2001      $0                 0
                    2000      $0                 0

___________________________

(1) Does not include matching contributions paid by the Company for Mr. Kravitz during 2000, 2001 and 2002 of $4,124, $3,935 and $3,436, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 2000, 2001 and 2002 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. Also, does not include (i) $13,764 for each of 2000, 2001 and 2002 for life insurance premiums on policies owned by Mr. Kravitz which amounts were declared as income by Mr. Kravitz., and (ii) $100,000 paid to Mr. Kravitz in each of 2000 and 2001 which amounts represent payment for installments due to Mr. Kravitz pursuant to the deferred compensation agreement entered into with Mr. Kravitz. (See subsections "Deferred Compensation and Other Arrangements" and "Compensation pursuant to plans" elsewhere herein under Item 10).

     (3) See subsection "2002 Stock Compensation Plan" for information on the repurchase of shares by the Company from the Company's 401(k) Plan in February 2002. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued under the 2002 Plan a total of 76,347 shares the same number of shares as a bonus to the same eleven employees. As a result, $1,051 was deposited into the 401(k) account of Mr. Kravitz and Mr. Kravitz was issued 21,019 shares. The dollar value of the award is based on the average of the bid and asked prices of the Company's Common Stock on the date of grant.

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

     In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan and as required by the lender (see Part I, Item 1, "Other Information - Loans Payable"), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. Pursuant to a Standby Agreement entered into with the SBA (see "Part I, Item 1, "Other Information - Loans Payable"), Mr. Kravitz has agreed to take no action under the deferred compensation agreement to collect any amounts due to him thereunder so long as the SBA Loan is outstanding, unless authorized by the SBA. The previously mentioned life insurance policy had a cash surrender value at December 31, 2002, net of loans, in the amount of $3,500. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure
amounts due him under the deferred compensation agreement.   See,
however, Part I, Item 1, "Other Information - Loans Payable" for information on the SBA Loan. In connection therewith, Mr. Kravitz agreed to subordinate his mortgage in favor of the SBA.

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

     See subsection "Summary Compensation Table" elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2000, 2001 and 2002.

     Compensation of Directors

     During the year ended December 31, 2002, no compensation was paid to the Company's one non-employee incumbent director for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 2003.

     Stock Option Plan

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share, (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share, and
(iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2002, 57,500 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan have been granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     2002 Stock Compensation Plan

     In February 2002, the Board of Directors of the Company adopted the 2002 Stock Compensation Plan (the "2002 Plan") which permits up to 150,000 shares of Common Stock to be awarded to employees, officers, directors or consultants of the Company.

     Contemporaneously with the adoption of the 2002 Plan, the Company repurchased 76,347 shares of Common Stock from the Company's 401(k) Plan, which were the only remaining shares of Common Stock of the Company in the 401 (k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid in February was $3,817 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued under the 2002 Plan the same number of shares as a bonus to
the same eleven employees.   No other shares were granted in 2002
under the 2002 Plan. As a result, as of December 31, 2002, 76,347 shares have been granted under the 2002 Plan, leaving 73, 653 shares available for future grant.

     Termination of Employment and Change of Control Arrangements


     None.


Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 14, 2003, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock;
(ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                             Percent(1)
Name and Address         Shares Owned        of Class


Bernard Kravitz               704,551(2)          19.1%
65 Rushmore Street
Westbury, NY

Keith Kravitz                 324,105              8.8%
110-11 Queens Blvd.
Forest Hills, NY

David M. Kaye                      -                -
30A Vreeland Road
Florham Park, NJ

All Directors & Officers      704,551             19.1%
as a Group (2 persons)
____________________________
(1) Based upon issued and outstanding shares computed as follows: 3,848,222 issued shares less 164,544 treasury shares resulting in 3,683,678 issued and outstanding shares.

(2) Includes 687,036 shares of record and 17,515 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife. Does not include 324,105 shares owned by Keith Kravitz, adult son of Bernard Kravitz. Bernard Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.


Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10, "Deferred Compensation and Other
Arrangements" for information on certain arrangements entered into with Mr. Kravitz.


Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

     3.1  Company's certificate of incorporation, as  amended(1)

     3.2  Company's by-laws(1)
     4.1  Specimen of common stock certificate(1)
     10.1 Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings dated as of January 31, 1994(1)
     10.2 Agreement dated as of July 11, 2001 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership(1)
     10.3 Amendatory Agreement dated as of January 2, 2003 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership
     99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (1)  Previously filed and incorporated herein by reference.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.



Item 14.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal
Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.



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

               Dated: March 28, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                     Date



/s/ Bernard Kravitz      President, Secretary,    3/28/03
Bernard Kravitz          Treasurer,  Director
                         (Principal Executive
                         Officer and Principal
                         Financial Officer)

/s/ David M. Kaye        Director                 3/28/03
David M. Kaye





               CERTIFICATIONS

I, Bernard Kravitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dionics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 28, 2003      /s/ Bernard Kravitz
                              Bernard Kravitz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)


I, Bernard Kravitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dionics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 28, 2003      /s/ Bernard Kravitz
                                  Bernard Kravitz
                                  Principal Financial Officer

DIONICS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

                   Independent Auditor's Report


Directors and Shareholders
Dionics, Inc.
Westbury, New York

We have audited the accompanying balance sheets of Dionics, Inc. as of December 31, 2002 and December 31, 2001, and the related statements of changes in shareholders' deficiency, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc. as of December 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


ERNEST D. LOEWENWARTER & CO. LLP
Certified Public Accountants

Mineola, New York
February 28, 2002

                            DIONICS, INC.


                            BALANCE SHEET


                                             December 31,
                                          2002        2001
                                        (Audited)   (Audited)


                         A S S E T S


CURRENT ASSETS:
 Cash                                  $   28,200 $  551,000
 Accounts Receivable Trade
  (Less Estimated Doubtful
  Accounts of $10,000 in 2002
  and 2001)- (Notes 2 and 6)               95,600    142,300
 Inventory - (Notes 2, 3 and 6)           390,200    405,400
  Prepaid Expenses and Other
    Current Assets                         27,100     33,100
  SBA Disaster Loan Receivable -
   (Notes 4 and 5)                        255,800        -0-

Total Current Assets                      796,900  1,131,800


PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,686,900
      in 2002 and $1,681,600 in
      2001)                                67,200     70,600

DEPOSITS AND OTHER ASSETS
   - (Notes 2 and 5)                       42,800     42,200


Total                                  $  906,900 $1,244,600


All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                            DIONICS, INC.

                            BALANCE SHEET


                                               December 31,
                                           2002           2001
                                         (Audited)     (Audited)
                      L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
   Debt - (Note 5)                     $  126,800     $   94,200
  Accounts Payable                         81,500         55,500
  Accrued Expenses                         40,200         23,900
  Deferred Compensation Payable -
   Current - (Note 4)                     421,000        354,800

Total Current Liabilities                 669,500        528,400

Long-Term Debt Less Current
 Maturities - (Note 5)                    703,300        484,200
Deferred Compensation Payable -
 Non-Current - (Note 4)                    80,000        160,000

     Total Liabilities                  1,452,800      1,172,600


COMMITMENT (Note 9)

                  SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2002
    and    3,848,222 in 2001 -
    (Notes 5 and 10)                       38,400         38,400
Additional Paid-in Capital              1,522,800      1,522,800
 (Deficit)                             (1,886,500)    (1,268,600)

                                         (325,300)       292,600
Less: Treasury Stock at Cost
  164,544 Shares in 2002 and
  164,544 Shares in 2001                 (220,600)      (220,600)

Total Shareholders'
(Deficiency) Equity                      (545,900)        72,000

Total                                  $  906,900     $1,244,600


All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                                  DIONICS, INC.

               STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
                     FOR THE YEAR ENDED DECEMBER 31, 2001


                             Common Stock              Additional
                             $.01 Par Value            Paid In
                             Number of                 Capital
                             Shares         Amount


BALANCE -
January 1, 2001                3,848,222    $38,400    $1,522,800

NET (LOSS) - YEAR ENDED
December 31, 2001


BALANCE -
December 31, 2001              3,848,222     38,400     1,522,800


NET (LOSS) - YEAR ENDED
December 31, 2002


BALANCE -
December 31, 2002              3,848,222    $38,400    $1,522,800


                              Retained      Treasury Stock
                              Earnings      Number of
                              (Deficit)     Shares        Cost

BALANCE -
January 1, 2001             $  (971,900)     164,544      $220,600

NET (LOSS) - YEAR ENDED
December 31, 2001              (296,700)


BALANCE -
December 31, 2001            (1,268,600)     164,544       220,600


NET (LOSS) - YEAR ENDED
December 31, 2002              (617,900)


BALANCE -
December 31, 2002           $(1,886,500)     164,544      $220,600


All amounts have been rounded to the nearest $100

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                            DIONICS, INC.

                       STATEMENT OF OPERATIONS


                                          DECEMBER 31,
                                     2002             2001
                                  (Audited)        (Audited)

SALES                            $  628,200        $1,734,300

COST AND EXPENSES:
  Cost of Sales (Including
   Research and Development
   Costs)                            834,700        1,559,900
  Selling, General and
   Administrative
   Expenses                          369,100          429,000

     Total Costs and Expenses      1,203,800        1,988,900


NET (LOSS) FROM OPERATIONS          (575,600)        (254,600)

DIVIDENDS AND OTHER INCOME             3,400           46,600

                                    (572,200)        (208,000)
OTHER DEDUCTIONS:
  Interest Expense                    44,800           88,700

NET (LOSS) FOR THE YEAR
 BEFORE INCOME TAXES                (617,000)        (296,700)

INCOME TAXES - (Note 8)                  900             -0-

NET (LOSS) FOR THE YEAR           $ (617,900)      $ (296,700)

NET (LOSS) PER SHARE:
 Primary                          $    (.168)      $    (.081)

 Diluted - (Note 7)

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income
 Primary                           3,683,678        3,683,678

 Diluted (Note 7)



All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                            DIONICS, INC.

                       STATEMENT OF CASH FLOWS


                                            DECEMBER 31,
                                        2002          2001
                                      (Audited)    (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                         $ (617,900)   $ (296,700)
  Adjustment to Reconcile
    Net (Loss) Income
    to Net Cash Provided from
    Operating Activities:
    Depreciation and Amortization         8,800         9,300
      Deferred Compensation and
        Related Interest                   -0-         53,000
  Changes in Operating
    Assets and Liabilities:
  Decrease (Increase)
    in Account Receivable                46,700       229,800
  Decrease in Inventory                  15,200       199,300
  Decrease (Increase)
    in Prepaid Expenses
    and Other Current Assets              6,000        (5,400)
  (Increase) Decrease in
    Deposits and Other
    Assets                               (4,100)         (700)
  (Increase) in SBA Loan Receivable    (255,800)          -0-
  Increase (Decrease) in
    Accounts Payable                     26,000       (27,100)
  Increase (Decrease) in
    Accrued Expenses                     16,300       (24,600)
  (Decrease) in Deferred Compensation   (13,800)     (113,800)

     Net Cash (Used In) Provided by
     Operating Activities              (772,600)       23,100

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Purchase of Equipment                  (1,900)          -0-

CASH FLOWS PROVIDED BY (USED IN) FINANCIAL
  ACTIVITIES:
  (Repayment) of Debt                   (54,100)     (160,700)
  SBA Loan                              305,800           -0-

(DECREASE) IN CASH                     (522,800)     (137,600)

CASH - Beginning of Year                551,000       688,600

CASH - End of Year                   $   28,200    $  551,000



All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001


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

Research and Development

Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $30,000 in 2002 and $45,000 in 2001.


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

                     DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon are being charged to operations over the period of expected service.

Bad Debts

The Company maintains a constant allowance for doubtful accounts of $10,000.

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs                $35,800 360 Months Starting 1/l/1999
b) Unamortized Prior Cost    16,200  94 Months

                            $52,000

Major Customers:

In 2002 approximately $47,000 (7.4%), $45,000 (7.2%) and $40,000
(6.5%) of the Company's revenues were from the three largest customers. Accounts receivable from such customers approximated $18,500 at December 31, 2002.

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

                     DECEMBER 31, 2002 AND 2001

NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                            December 31,      December 31,
                                2002              2001
                             (Audited)         (Audited)
Finished Goods               $ 75,000           $ 41,500
Work-in-Process               221,100            240,400
Raw Materials                  56,900             68,300
Manufacturing Supplies         37,200             55,200

Total                        $390,200           $405,400


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

Under the standby agreement of the SBA Loan (see Note 5) The chief Executor will take no action on the deferred compensation unless authorized by the lender.

The previously mentioned life insurance policy had a cash surrender value at December 31, 2002 of $100,400 and is shown net of loans in the amount of $96,900 under other assets.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001


December 31,
                                               2002       2001
NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and the First
Union Business Capital (formerly Money
Store Commercial Mortgage Inc.)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                       $371,100   $375,300

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

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001



    December 31,
                                                    2002     2001

NOTE 5 -  LOANS PAYABLE - (Continued)

In conjunction with the refinancing of
the old mortgage D.A.N. Joint Venture
confirmed and acknowledged that the old
mortgage note was paid in full, that all accrued interest above the 2% stated rate on Term Loan A and C was forgiven and canceled.

Effective July 11, 2001, the Company
and D.A.N. Joint Venture entered into
a supplementary agreement which resulted in the acceptance by D.A.N. Joint Venture of the sum of $57,500.00 in full payment by Dionics of the previously deferred interest of $86,0976.13 on Term Loans
A and C. Further to the supplementary
agreement, principal payment will be
paid monthly.  Current interest will
now also be paid on a monthly basis
and not accrued.  As of the date of
this new agreement, the balance due
on Term Loan A was $151,386.76 and
the balance due on Term Loan C was
$89,335.20.  Both loans, plus their
interest, will be paid in 32
consecutive monthly payments,
commencing August 1, 2001.

In September of 2002, due to its
severely negative cash flow,
Dionics became unable to make
payments of principal and interest
under Term Loans A and C. Attempts
to negotiate a payment moratorium
with D.A.N. Joint Venture were
unsuccessful, and that company
commenced an action against
Dionics, Inc. in the Supreme Court
of the State of New York.  Sub-
sequently, D.A.N. Joint Venture
and Dionics, Inc. agreed to resolve
such issues, the action was dis-
continued and on January 2, 2003
an amendatory agreement was entered
into between the parties.

It was agreed that as of December
31, 2002 the principal balance on
Term Loan A was $90,064 and on
Term Loan C was $53,146                      143,200

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001


                                                     December 31,
                                                    2002      2001

NOTE 5 -  LOANS PAYABLE - (Continued)

Term Loan A principal was to be repaid
with interest at the rate of 10.25%
per annum in 15 equal consecutive
monthly payments of $6,423 each
commencing January 1, 2003 and ending
March 1, 2004.                                 6,300

Term Loan C principal was to be repaid
with interest at the rate of 10.25%
per annum in 15 equal consecutive
monthly payments of $3,790 each
commencing January 1, 2003 and ending
March 2004.                                    3,700

Total past due interest on Term Loan A
and C as at December 31, 2002 was
agreed to as $5,440. (Accrued at
December 31, 2002)

SBA Disaster Loan.

On October 20, 2002 an SBA Disaster
Loan in the amount of $305,800 was
approved                                     305,800

Payment Terms

A) Interest will accrue at the rate
of 4.000% per annum; installment
payments, including principal and
interest, of $5,632 monthly, will
begin 25 months from the date of the
promissory note.  The balance of
principal and interest will be
payable 7 years from the date of the
promissory Note.

B) Each payment will be applied first
to interest accrued to the date of
receipt of each payment, and the
balance, if any, will be applied to
principal.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001


                                                     December 31,
                                                    2002      2001
NOTE 5 -  LOANS PAYABLE - (Continued)

SBA Disaster Loan.

C) Each payment will be made when
due even if at that time the full
amount of the Loan has not yet been
advanced or the authorized amount
of the Loan has been reduced.

D) Interest will accrue only on funds
actually advanced from the date(s) of
each advance, but in no case sooner
than 24 months from the date of the
promissory Note

Collateral.

Dionics, Inc. will provide the
following collateral:

A) Deed of Trust/Mortgage on real
estate located at 65 Rushmore Street
Westbury, New York 11590.  Said Deed
of Trust/Mortgage to be subject only
to the following:

1. Trust Deed/Mortgage held by First
Union Business Capital, Plainville,
New York with a current approximate
balance of $371,100.

2. SBA Disaster Loan with a current
balance of $$305,800.

3. Mortgage subordinate the above
two mortgages in favor of the
chief executive officer (see Note 4)


Total Loan Payable                           830,100    578,400

Less: Amount due within one year             126,800     94,200

Long-Term Portion                           $703,300   $484,200

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001




NOTE 6 -  COLLATERALIZED ASSETS -

The First Union Business Capital Mortgage loan is secured by a First Mortgage on the Company's Westbury Property. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.



NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2002, 57,500 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at December 31, 2002 the options were Anti-Dilutive for the twelve months ended December 31, 2002.



NOTE 8 -  INCOME TAXES:

As of December 31, 2002 the Company had available a federal operating loss carry forward of $1,091,200. This net operating loss originated in 1992, 2001 and 2002 and may be carried forward and expires as follows:

Year of Origin   Amount      Carry Forward
                             Expires In


1992          $ 115,200          2007

2001            373,000          2016

2002            603,000          2017

             $1,091,200

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001





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


NOTE 10 - BONUS PAID IN COMPANY SHARES:

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401(k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these share in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,817.35 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The Company may issue up to 150,000 shares under the 2002 Plan. As of December 31, 2002, no other shares have been granted under the 2002 Plan.