Form 10QSB
period 2003-03-31
DIONICS INC
filed 2003-05-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common, $.01 par value per share: 3,683,678 outstanding as of May 1, 2003 (excluding 164,544 treasury shares)



FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements and information that reflect the expectations of Dionics, Inc. (the "Company") about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Dionics, Inc. for its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Certain of these factors are discussed under the caption "Forward-Looking Statements" in
Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.


PART I - FINANCIAL INFORMATION

DIONICS, INC.


Index to Financial Information
Period Ended March 31, 2003



Item                                    Page

Item 1 - Financial Statements:

Introductory Comments                   3

Condensed Balance Sheet                 4

Condensed Statement of Operations       6

Statement of Cash Flows                 7

Notes to Financial Statements           8


Item 2 - Management's Discussion and
         Analysis or Plan of Operation  17


Item 3 - Controls and Procedures        18



     DIONICS, INC.


     March 31, 2003



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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.
These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002.


                          DIONICS, INC.

                          BALANCE SHEETS



                                    MARCH 31,      DECEMBER 31,
                                     2003              2002

                                   (UNAUDITED)       (AUDITED)

                           A S S E T S


CURRENT ASSETS:
Cash                             $  152,200          $   28,200

Accounts Receivable Trade
(Less Estimated Doubtful
Accounts of $7,300 in 2003
and $10,000 in 2002)- (Note 6)       75,200              95,600

Inventory - (Notes 2,3 and 6)       405,200             390,200
Prepaid Expenses and Other
Current Assets                       45,400              27,100
SBA Disaster Loan Receivable            -0-             255,800


Total Current Assets                678,000             796,900



PROPERTY, PLANT AND EQUIPMENT - (Notes 2 and 6)
At Cost -  Less Accumulated
Depreciation of $1,688,500 in 2003
and $1,686,900 in 2002               76,000              67,200



DEPOSITS AND OTHER ASSETS -
(Notes 2 and 5)                      42,000              42,800


Total                            $  796,000          $  906,900



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement



                          DIONICS, INC.

                          BALANCE SHEETS


                                     MARCH 31,     DECEMBER 31,

                                       2003            2002
                                  (UNAUDITED)      (AUDITED)

                      L I A B I L I T I E S

CURRENT LIABILITIES:
Current Portion of Long-Term
Debt - (Note 5)                   $  126,800         $  126,800

Accounts Payable                      46,800             81,500
Accrued Expenses                      80,300             40,200
Deferred Compensation Payable -
Current - (Note 4)                   441,000            421,000
Equipment Lease Obligation -
Current                                2,000                -0-

Total Current Liabilities            696,900            669,500


Long-Term Debt Less Current
Maturities - (Note 5)                671,700            703,300
Equipment Lease Obligation
Non Current                            7,900                -0-
Deferred Compensation Payable -
Non Current (Note 4)                  60,000             80,000

Total Liabilities                  1,436,500          1,452,800


COMMITMENT (Note 9)

SHAREHOLDERS' DEFICIENCY

Common Shares - $.01 Par Value
Authorized 5,000,000 Shares
Issued 3,848,222 Shares in 2003
and in 2002 (Notes 7 and 10)          38,400             38,400
Additional Paid-in Capital         1,522,800          1,522,800
(Deficit)                         (1,981,100)        (1,886,500)

                                    (419,900)          (325,300)
Less: Treasury Stock at Cost
164,544 Shares in 2003 and
164,544 Shares in 2002              (220,600)          (220,600)

Total Shareholders' (Deficiency)    (640,500)          (545,900)


Total                             $  796,000         $  906,900



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement



                          DIONICS, INC.

                CONDENSED STATEMENTS OF OPERATIONS


                                          THREE MONTHS ENDED
                                             MARCH 31,
                                         2003           2002
                                      (UNAUDITED)    (UNAUDITED)

SALES                                 $  163,100   $  140,600


COSTS AND EXPENSES:
Cost of Sales (Including Research and
Development Costs)                       160,000      205,800

Selling, General and
Administrative Expenses                   86,800      119,500


Total Costs and Expenses                 246,800      325,300


NET (LOSS) FROM OPERATIONS               (83,700)    (184,700)


DIVIDENDS AND OTHER INCOME                 1,200        3,600


                                         (82,500)    (181,100)

OTHER DEDUCTIONS:
Interest Expense                          11,300       13,400


NET (LOSS) FOR THE PERIOD BEFORE
INCOME TAXES                             (93,800)    (194,500)


INCOME TAXES - Note 8                        800          900


NET (LOSS) FOR THE PERIOD             $  (94,600)  $ (195,400)


NET (LOSS) PER SHARE
Primary                               $    (.026)  $    (.053)


Diluted - Note 7                      $       -    $        -

Average Number of Shares
Outstanding Used in Computation
of Per Share Net Income
Primary                                 3,683,678     3,683,678


Diluted    - Note 7                            -          -



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement


                          DIONICS, INC.

                     STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                              2003           2002
                                            (UNAUDITED)    (UNAUDITED)

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net (Loss)                                  $  (94,600)  $ (195,400)
Adjustment to Reconcile Net (Loss) to Net
Cash Provided from Operating Activities:


Depreciation and Amortization                    1,600        1,300
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable                 20,400       84,200
(Increase) in Inventory                        (15,000)     (47,000)
(Increase) Decrease in Prepaid Expenses
and Other Current Assets                       (18,300)       3,300
Decrease (Increase) in Deposits and
Other Assets                                       800       (4,000)
(Decrease) Increase in Accounts Payable        (34,700)       4,900
Increase in Accrued Expenses                    40,100       62,100
Decrease in SBA Loan Receivable                255,800          -0-

Net Cash Provided from (Used In)
Operating Activities                           156,100      (90,600)


CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of Equipment                          (10,400)        (400)


CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
(Repayment) of Debt                            (31,600)     (23,800)
Equipment Leasing Obligations                    9,900          -0-

NET INCREASE (DECREASE) IN CASH                124,000     (114,800)


CASH - Beginning of Period                      28,200      551,000


CASH - End of Period                        $  152,200   $  436,200



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement



                          DIONICS, INC.

                  NOTES TO FINANCIAL STATEMENTS

               MARCH 31, 2003 AND DECEMBER 31, 2002




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

Research and Development

Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $30,000 in 2002.

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of assets are capitalized for all assets; depreciation is provided over the estimated useful lives of the individual asset, using the straight-line method. The following asset lives are in effect:

             Machine and Equipment         8 Years
             Testing Equipment             8 Years
             Furniture and Fixtures        10 Years
             Building Improvements         10 Years
             Building                      25 Years




                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002




NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon are being charged to operations over the period of expected service.

Deferred Mortgage Costs

Costs related to the Wachovia Small Business Capital (formerly First Union Business Capital) and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

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

       MARCH 31, 2003 AND DECEMBER 31, 2002

NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                             March 31,   December 31,
                               2003         2002
                            (Unaudited)  (Audited)

Finished Goods               $  75,000    $ 75,000
Work-in-Process                223,600     221,100
Raw Materials                   69,400      56,900
Manufacturing Supplies          37,200      37,200

Total                        $ 405,200    $390,200


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

                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002


                                             March 31,   December 31,
                                             2003         2002
NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and Wachovia
Small Business Capital (formerly
the First Union Business Capital)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                       $370,200   $371,100
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



                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002


                                               March 31,  December 31,
                                               2003        2002
NOTE 5 -  LOANS PAYABLE - (Continued)

In conjunction with the refinancing
of the old mortgage D.A.N. Joint
Venture confirmed and acknowledged
that the old mortgage note was paid
in full, that all accrued interest
above the 2% stated rate on Term Loan
A and C was forgiven and canceled.
Effective July 11, 2001, the Company
and D.A.N. Joint Venture entered
into a supplementary agreement which
resulted in the acceptance by D.A.N.
Joint Venture of the sum of $57,500.00
in full payment by Dionics of the
previously deferred interest of
$86,0976.13 on Term Loans A and C.
Further to the supplementary agreement,
principal payment will be paid monthly.
Current interest will now also be paid
on a monthly basis and not accrued.
As of the date of this new agreement,
the balance due on Term Loan A was
$151,386.76 and the balance due on
Term Loan C was $89,335.20. Both loans,
plus their interest, will be paid in
32 consecutive monthly payments,
commencing August 1, 2001.
In September of 2002, due to its
severe negative cash flow, Dionics
became unable to make payments of
principal and interest under Term Loans
A and C. Attempts to negotiate a payment moratorium with D.A.N. Joint Venture were unsuccessful, and that company commenced an action against Dionics,
Inc. in the Supreme Court of the State
of New York.  Subsequently, D.A.N. Joint
Venture and Dionics, Inc. agreed to
resolve such issues, the action was
discontinued and on January 2, 2003
an amendatory agreement was entered
into between the parties.

It was agreed that as of December 31,
2002 the principal balance on Term
Loan A was $90,064 and on Term Loan
C was $53,146                             116,000     143,200


                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002



                                      March 31,  December 31,
                                         2003        2002

NOTE 5 -  LOANS PAYABLE - (Continued)

Term Loan A principal was to be repaid
with interest at the rate of 10.25%
per annum in 15 equal consecutive
monthly payments of $6,423 each
commencing January 1, 2003 and ending
March 1, 2004.                             4,100       6,300

Term Loan C principal was to be repaid
with interest at the rate of 10.25%
per annum in 15 equal consecutive
monthly payments of $3,790 each
commencing January 1, 2003 and ending
March 2004.                               2,400        3,700

Total past due interest on Term Loan A
and C as at December 31, 2002 was
agreed to as $5,440. (Accrued at
December 31, 2002)

SBA Disaster Loan.

On October 20, 2002 an SBA Disaster
Loan in the amount of $305,800 was
approved                                305,800      305,800

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








                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002

                                       March 31,  December 31,
                                         2003        2002

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

Collateral.

Dionics, Inc. will provide the
following collateral:

A) Deed of Trust/Mortgage on real
estate located at 65 Rushmore Street
Westbury, New York 11590.  Said Deed
of Trust/Mortgage to be subject only
to the following:

1. Trust Deed/Mortgage held by
Wachovia Small Business Capital
(formerly First Union Business
Capital), Plainville, New York
with a current approximate
balance of $371,100.

2. SBA Disaster Loan with a current
balance of $$305,800.

3. Mortgage subordinate the above
two mortgages in favor of the
chief executive officer (see Note 4)



   Total Loan Payable                     798,500       830,100

   Less: Amount due within one year       126,800       126,800

   Long-Term Portion                     $671,700      $703,300





                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002



NOTE 6 -  COLLATERALIZED ASSETS -

The Wachovia Small Business Capital (formerly First Union Business Capital Mortgage) loan is secured by a First Mortgage on the Company's Westbury Property. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint
Venture.


NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2002, 57,500 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at March 31, 2003 and December 31, 2002 the options were Anti-Dilutive for the three month ended March 31, 2003 and the twelve months ended December 31, 2002.


NOTE 8 -  INCOME TAXES:

As of December 31, 2002 the Company had available a federal operating loss carry forward of $1,091,200. This net operating loss originated in 1992, 2001 and 2002 and may be carried forward and expires as follows:

          Year of Origin      Amount       Carry Forward
                                           Expires In

                 1992      $  115,200          2007
                 2001         373,000          2016
                 2002         603,000          2017
                           $1,097,200




                  DIONICS, INC.

          NOTES TO FINANCIAL STATEMENTS

       MARCH 31, 2003 AND DECEMBER 31, 2002





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


NOTE 10 - BONUS PAID IN COMPANY SHARES:

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401K Plan. These shares had been contributed by the Company to the 401K Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401)k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these share in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,817.35 has been charged as an expense to the various department of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The company may issue up to 150,000 shares under the 2002 Plan. As of March 31, 2003, no other shares have been granted under the 2002 Plan.






Item 2. Management's Discussion and Analysis or Plan of
Operation

LIQUIDITY AND CAPITAL RESOURCES

     The First Quarter of 2003 found the Company still alive and functioning, but exhausted from its "near-death" experience at the end of 2002. Only a last minute rescue by a $305,800 SBA loan prevented the Company from being forced to close its doors and sell off its assets to satisfy certain defaulted loan obligations. The SBA funding permitted the Company to negotiate new terms for those loans, removing the default conditions, and then to resume monthly payments. The funding also permitted the Company to pay all of its long over-due Accounts Payable and to re-establish a "current" status with its vendors. Although the Company is still presently operating under negative cash flow conditions, the negativity gap is shrinking and the SBA funding should permit it to reach cash flow breakeven before exhausting those funds. This outcome is of course beyond Management's ability to guarantee, but the recent moderate brightening of the business environment does encourage us to be cautiously optimistic. Nonetheless, we remain in a strict survival mode of operations, holding all expenses to the absolute minimum that is still consistent with doing business in a forward-looking manner.

     Part of the Company's efforts to conserve cash have involved reducing our workweek and signing up our employees for New York State's Shared Work Program, a system of partial unemployment benefits. Employees, while forced to tighten their belts, at least received enough combined weekly income to maintain themselves financially. Very recently, our increasing production workload has caused us to modestly increase the workweek and reduce our dependence on the Shared Work Program. And, in addition to payroll reductions, the Company is also limiting its purchases to those items that are absolutely necessary for ongoing operations.

     In spite of the many virtues of "saving," however, we do not believe we can reach cash flow breakeven on savings alone. It is necessary to increase sales volume, as well, and toward that goal the Company has continued its Engineering and Development efforts. New products are now making their way into the Company's current sales results, including new Solid State Relays (SSRs) for the F-16 fighter aircraft, new (probably patentable) MOSFET-drivers for Implantable Cardiac Defibrillators and new (probably patentable) devices for very high-volume aircraft lighting systems. As these products gain further acceptance, their contribution to growing sales volume will be fueling our return to breakeven and then to profitability. They are also fueling our cautious optimism concerning the Company's near-term business outlook.

     At March 31, 2003 Working Capital stood at a negative $18,900. However, since the terms of the SBA loan required that the Company's CEO put his Deferred Compensation program "on Hold" for the duration of that loan, recalculating the Working Capital without such obligation brings it to a positive $422,100. This would compare to Working Capital of $361,100 at March 31, 2002.

RESULTS OF OPERATIONS

     Sales in the First Quarter of 2003 rose 16.0 percent as compared to the same period last year, reaching $163,100 versus $140,600 in the First Quarter of 2002. This reflects both the extremely low level of sales in that prior-year period, as well as the moderate, but encouraging sales improvement in the current period. Armed with the knowledge that the Second Quarter of 2003 appears ready to continue the trend of increasing sales volume, it is reasonable to think that quarterly performance bottomed out during 2002. Unfortunately, visibility is very limited, and so predictions beyond a few months from now are impossible.

     Gross Profits in the First Quarter of 2003 just made it into positive territory at $3,100 as compared to a negative $65,200 in the same period last year. Payroll reduction and spending constraints were mostly responsible for the improvement, in addition to the increased sales volume. Selling, General and Administrative Expenses were also significantly reduced, falling to $86,800 in the current period, versus $119,500 in the same period last year.

     The Net Loss for the First Quarter of 2003 was significantly reduced to $94,600 as compared to a Net Loss of $195,400 in the First Quarter of 2002. Again, sales volume increases coupled with payroll and spending decreases produced the significant improvement.

     As indicated earlier, prospects for further improvement in the Second Quarter of 2003 seem bright, but visibility beyond that time is still limited. The Company has a modest cash cushion from the SBA loan it recently received, and it must nurse those funds while struggling back toward cash flow breakeven. Clearly, the jury is still out but, now that our "year from Hell" is behind us, Management can dare to look forward and devote itself to exploiting the "possibilities for survival" rather than looking back over its shoulder and grimly recognizing that the "risks of failure still persist."

     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE INFORMATION. SHOULD CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR UNEXPECTED ADVERSE DEVELOPMENTS OCCUR, THE COMPANY MAY NOT REACH MANAGEMENT'S GOALS.


Item 3.   Controls and Procedures.

The Company's Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002 and in particular to Part I, Item 3, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on the action commenced in December 2002 against the Company by D.A.N. Joint Venture which action was discontinued in January 2003.

     There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002 and in particular to Part I, Item 1, "Other Information - Loans Payable", the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on the default in payment of principal and interest due to D.A.N. Joint Venture which occurred in the fourth quarter of 2002 (see also Note 5 to the Financial Statements) which resulted in the legal action referred to in Item 1 above being commenced by D.A.N. Joint Venture. As a result of an Amendatory Agreement being entered into by the parties as of January 2, 2003, such loans are no longer in default and the action referred to in Item 1 above has been discontinued.

Item 4.  Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

     99.1 Certification pursuant to U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

     (b)  Reports on Form 8-K.

        Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2003.

None.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIONICS, INC.
                                (Registrant)


Dated: May 12, 2003      By:    /s/ Bernard Kravitz
                                Bernard Kravitz, President


Dated: May 12, 2003      By:    /s/ Bernard Kravitz
                                Bernard Kravitz, Principal
                                Financial Officer



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant(s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     May 12, 2003   /s/ Bernard Kravitz
                         Bernard Kravitz,
                         President and Chief Executive Officer
                         (Principal Executive Officer)


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant(s auditors and the audit committee of registrant(s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant(s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     May 12, 2003   /s/ Bernard Kravitz
                         Bernard Kravitz,
                         Principal Financial Officer