Form 10QSB
period 2003-06-30
DIONICS INC
filed 2003-08-11
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common, $.01 par value per share: 3,683,678 outstanding as of August 1, 2003 (excluding 164,544 treasury shares)

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




PART I - FINANCIAL INFORMATION

DIONICS, INC.


Index to Financial Information
Period Ended June 30, 2003



Item                                 Page

Item 1 - Financial Statements:

Introductory Comments                   3

Condensed Balance Sheet                 4

Condensed Statement of Operations       6

Statement of Cash Flows                 8

Notes to Financial Statements           9


Item 2 - Management's Discussion
         and Analysis or
         Plan of Operation             18


Item 3 - Controls and Procedures       19

DIONICS, INC.


June 30, 2003



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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002.

DIONICS, INC.

BALANCE SHEETS



                                       JUNE 30,       DECEMBER 31,
                                        2003             2002
                                      (UNAUDITED)       (AUDITED)

                           A S S E T S

CURRENT ASSETS:
  Cash                                $   99,800       $   28,200
  Accounts Receivable Trade
  (Less Estimated Doubtful Accounts
  of $7,300 in 2003 and $10,000 in
  2002) - (Note 6)                        89,700           95,600
  Inventory - Notes 2,3 and 6            415,200          390,200
  Prepaid Expenses and Other Current
  Assets                                  22,800           27,100
  SBA Loan Receivable                        -0-          255,800

     Total Current Assets                627,500          796,900



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,690,500
      in 2003 and $1,686,900 in 2002)     73,900           67,200



DEPOSITS AND OTHER ASSETS -
 (Notes 2 and 5)                          41,300           42,800


     Total                            $  742,700       $  906,900




All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement

DIONICS, INC.

BALANCE SHEETS


                                    JUNE 30,    DECEMBER 31,
                                      2003         2002
                                   (UNAUDITED)     (AUDITED)

                      L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
   Debt - (Note 5)                 $   96,300    $  126,800
  Accounts Payable                     53,800        81,500
  Accrued Expenses                     67,300        40,200
  Deferred Compensation Payable -
  Current (Note 4)                    461,000       421,000
  Equipment Lease Obligation
   - Current                            2,000           -0-

  Total Current Liabilities           680,400       669,500


Long-Term Debt Less Current
  Maturities - (Note 5)                670,500       703,300
  Equipment Lease Obligation
   Non Current                           7,400          -0-
Deferred Compensation Payable -
   Non Current - (Note 4)               40,000        80,000

     Total Liabilities               1,398,300     1,452,800


COMMITMENT (Note 9)

                    SHAREHOLDERS' (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2003
    and 2002 (Notes 7 and 10)          38,400        38,400
    Additional Paid-in Capital      1,522,800     1,522,800
    (Deficit)                      (1,996,200)   (1,886,500)

                                     (435,000)     (325,300)
Less: Treasury Stock at Cost
  164,544 Shares in 2003 and
  164,544 Shares in 2002             (220,600)     (220,600)

Total Shareholders' (Deficiency)     (655,600)     (545,900)


          Total                    $  742,700    $  906,900


All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS



                                    SIX MONTHS ENDED
                                        JUNE 30,
                                   2003           2002
                               (UNAUDITED)    (UNAUDITED)


SALES                          $  425,700    $  314,200

COST AND EXPENSES:
  Cost of Sales (Including
  Research and Development Costs) 327,400       451,100
  Selling, General
   and Administrative
   Expenses                       185,800       217,400

     Total Costs and Expenses     513,200       668,500


 NET (LOSS) FROM OPERATIONS       (87,500)     (354,300)

DIVIDENDS AND OTHER INCOME            500         5,600

                                  (87,000)     (348,700)
OTHER DEDUCTIONS
  Interest Expense                 21,800        22,300

NET (LOSS) FOR THE PERIOD BEFORE
INCOME TAXES                     (108,800)     (371,000)

INCOME TAXES                          800           900


NET (LOSS) FOR THE PERIOD      $ (109,600)   $ (371,900)

NET (LOSS) PER SHARE -
   Basic                        $ (.02975)   $  (.10096)

    Diluted - Note 7            $            $


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
       Basic                    3,683,678     3,683,678

       Diluted - Note 7


All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

DIONICS, INC.

CONDENSED STATEMENT OF OPERATIONS


                                    THREE MONTHS ENDED
                                         JUNE 30,
                                     2003         2002
                                  (UNAUDITED)  (UNAUDITED)

SALES                           $  262,600      $  173,600
COST AND EXPENSES:
  Cost of Sales
  (Including Research
  and Development Costs)           167,400         245,200
  Selling, General
   and Administrative
   Expenses                         99,000          97,900

     Total Costs and Expenses      266,400         343,200

NET (LOSS) FROM OPERATIONS          (3,800)       (169,600)

DIVIDENDS AND OTHER INCOME            (700)          2,000

                                    (4,500)       (167,600)
OTHER DEDUCTIONS:
    Interest Expense                10,500           8,900
NET (LOSS) FOR THE PERIOD BEFORE
   INCOME TAXES                    (15,000)       (176,500)
 INCOME TAXES                          -0-             -0-


NET (LOSS) FOR THE PERIOD       $  (15,000)     $ (176,500)


NET (LOSS) PER SHARE -
         Basic                  $  (.00407)     $   (.0479)
         Diluted - Note 7       $               $


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
   Basic                         3,683,678       3,683,678

   Diluted    - Note 7




All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

DIONICS, INC.

STATEMENT OF CASH FLOWS



                                           SIX MONTHS ENDED
                                              JUNE 30,
                                          2003         2002
                                        (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                           $ (109,600)    $(371,900)
Adjustment to Reconcile Net Income to
Net Cash Used for Operating Activities:
Depreciation and Amortization             3,600         2,700
Changes in Operating Assets
and Liabilities:
Decrease in Accounts Receivable           5,900        64,750
(Increase) in Inventory                 (25,000)      (47,000)
Decrease in Prepaid Expenses and
Other Current Assets                      4,300        11,700
Decrease (Increase) in
Deposits and Other Assets                 1,500        (2,950)
(Decrease) Deferred
Compensation Payable                        -0-       (13,800)
(Decrease) Increase in
Accounts Payable                        (27,700)       31,000
Increase in Accrued Expenses             27,100        29,600
Net Cash Used In Operating Activities  (119,900)     (295,900)

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Purchase of Equipment                   (10,400)      (2,000)

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
(Repayment) of Debt                     (63,300)     (54,900)
Equipment Leasing Obligations             9,400          -0-
SBA Loan                                255,800          -0-

NET INCREASE (DECREASE) IN CASH          71,600     (352,800)

CASH - Beginning of Period               28,200      551,000

CASH - End of Period                 $   99,800    $ 198,200




All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002




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

JUNE 30, 2003 AND DECEMBER 31, 2002



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

JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                            June 30,    December 31,
                               2003         2002
                           (Unaudited)   (Audited)

Finished Goods              $  75,000    $ 75,000
Work-in-Process               233,600     221,100
Raw Materials                  69,400      56,900
Manufacturing Supplies         37,200      37,200

    Total                   $ 415,200    $390,200


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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002


                                      June 30,   December 31,
                                      2003       2002
NOTE 5 -  LOANS PAYABLE -

First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and Wachovia
Small Business Capital (formerly
the First Union Business Capital)
effective 12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.                  $369,100   $371,100

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

Term Loan C - Due D.A.N. Joint Venture.

Another Term Loan ("Term Loan C")
has a face amount of $167,500 and carries the same interest rate and payment terms over two five-year periods as the new $283,850
Term Loan A described in the Paragraph above.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002


                                   June 30,    December 31,
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

In September of 2002, due to its
severe negative cash flow, Dionics
became unable to make payments of
principal and interest under Term Loans
A and C. Attempts to negotiate a payment moratorium with D.A.N. Joint Venture were unsuccessful, and that company commenced an action against Dionics,
Inc. in the Supreme Court of the State
of New York.  Subsequently, based on
funding from an SBA loan, D.A.N. Joint
Venture and Dionics, Inc. agreed to
resolve such issues, the action was
discontinued and on January 2, 2003
an amendatory agreement was entered
into between the parties.

It was agreed that as of December 31,
2002 the principal balance on Term
Loan A was $90,064 and on Term Loan
C was $53,146                            88,100     143,200

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002



                                     June 30,  December 31,
                                     2003      2002

NOTE 5 -  LOANS PAYABLE - (Continued)

Term Loan A principal was to be repaid
with interest at the rate of 10.25%
per annum in 15 equal consecutive
monthly payments of $6,423 each
commencing January 1, 2003 and ending
March 1, 2004.                               2,400      6,300

Term Loan C principal was to be repaid
with interest at the rate of 10.25%
per annum in 15 equal consecutive
monthly payments of $3,790 each
commencing January 1, 2003 and ending
March 2004.                                  1,400      3,700

Total past due interest on Term Loan A
and C as at December 31, 2002 was
agreed to as $5,440. (Accrued at
December 31, 2002)

SBA Loan.

On October 20, 2002 an SBA Loan
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

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002


                                       June 30,  December 31,
                                       2003      2002

NOTE 5 -  LOANS PAYABLE - (Continued)

SBA Loan.

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

Collateral.

Dionics, Inc. will provide the
following collateral:

Deed of Trust/Mortgage on real
estate located at 65 Rushmore Street
Westbury, New York 11590.  Said Deed
of Trust/Mortgage to be subject only
to the following:

1. Trust Deed/Mortgage held by
Wachovia Small Business Capital
(formerly First Union Business
Capital), Plainville, New York
with a current approximate
balance of $369,900.

2. SBA Loan with a current
balance of $305,800.

3. Mortgage subordinate to the above
two mortgages in favor of the
chief executive officer (see Note 4)


Total Loan Payable                      766,800       830,100

Less: Amount due within one year         96,300       126,800

Long-Term Portion                      $670,500      $703,300

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002



NOTE 6 -  COLLATERALIZED ASSETS -

The Wachovia Small Business Capital (formerly First Union
Business Capital Mortgage) loan is secured by a First Mortgage on the Company's Westbury Property. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.


NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2002, 57,500 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at June 30, 2003 and December 31, 2002 the options were Anti-Dilutive for the six month ended June 30, 2003 and the twelve months ended December 31, 2002.


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

JUNE 30, 2003 AND DECEMBER 31, 2002

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



NOTE 10 - BONUS PAID IN COMPANY SHARES:

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401(k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these share in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,817.35 has been charged as an expense to the various department of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The company may issue up to 150,000 shares under the 2002 Plan. As of June 30, 2003, no other shares have been granted under the 2002 Plan.

Item 2.  Management's Discussion and Analysis
         or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES

Having been rescued from its "near-death" experience at the end of 2002 by a last-minute SBA loan of $305,800, the Company was able to negotiate new terms for a default position on another older loan with The Cadle Company. The new funding also permitted the Company to pay all of its long over-due Accounts Payable and to re-establish a "current" status with its vendors. Although the Company is still, at the end of the Second Quarter, presently operating under negative cash flow conditions, the negativity gap is shrinking and the SBA funding should permit the Company to reach cash flow breakeven before exhausting those funds. This outcome is of course beyond Management's ability to guarantee, but the recent moderate brightening of the business environment does encourage us to be cautiously optimistic. Nonetheless, we remain in a strict survival mode of operations, holding all expenses to the absolute minimum that is still consistent with doing business in a forward-looking manner.

Part of the Company's efforts to conserve cash have also involved reducing our workweek and signing up our employees for New York State's Shared Work Program, a system of partial unemployment benefits. Employees, although forced to tighten their belts, at least received enough combined weekly income to maintain themselves financially. Very recently, our increasing production workload has caused us to modestly increase the workweek and reduce our dependence on the Shared Work Program. And, in addition to payroll reductions, the Company is also limiting its purchases to those items that are absolutely necessary for ongoing operations.

In spite of the many virtues of "saving," however, we do not believe we can reach cash flow breakeven on savings alone. It is necessary to increase sales volume, as well, and toward that goal the Company has continued its Engineering and Development efforts. New products are now making their way into the Company's current sales results, including new Solid State Relays (SSRs) for the F-16 fighter aircraft, new (probably patentable) MOSFET-drivers for Implantable Cardiac Defibrillators and new (probably patentable) devices for very high-volume LED-based aircraft lighting systems. As these products gain further acceptance, their contribution to growing sales volume, evident in Second Quarter results, will continue to fuel our return to breakeven and then to profitability. They are also fueling our cautious optimism concerning the Company's near-term business outlook.

At June 30, 2003 Working Capital stood at a negative $52,900. However, since the terms of the SBA loan required that the Company's CEO put his Deferred Compensation program "on Hold" for the duration of that loan, recalculating the Working Capital without such obligation brings it to a positive $408,100. This would compare to Working Capital of $515,300 at June 30, 2002, calculated in the same fashion.

RESULTS OF OPERATIONS

Sales in the Second Quarter of 2003 rose 51.3 percent as compared to the same period last year, reaching $262,600 versus $173,600 in the Second Quarter of 2002. This reflects the recent moderate, but encouraging new order improvement in the current period. Armed with the knowledge that the Third Quarter of 2003 appears ready to possibly continue the trend of increasing sales volume, instead of suffering its traditional seasonal decrease, it is ever more reasonable to think that quarterly performance actually did bottom out during 2002. Unfortunately, visibility is still very limited, and so predictions beyond a few months from now are impossible.

Operating Profits in the Second Quarter of 2003 were just slightly negative with a loss of $3,800 but greatly improved when compared to the loss of $169,600 in the same period last year.
Increased Sales volume
was largely responsible for the
improvement, in addition to Payroll reduction and spending constraints.

The Net Loss for the Second Quarter of 2003 was significantly reduced to $15,000 as compared to a Net Loss of $176,500 in the Second Quarter of 2002. Again, sales volume increases coupled with payroll and spending decreases produced the significant improvement.

Six-Month results for 2003 also showed significant improvement, with Sales volume of $425,700 as compared to $314,200 in the same period last year, an increase of 35.5%. Operating losses were similarly improved, dropping to a loss of $87,500 in the First-Half of 2003 as compared to an operating loss of $384,300 in the First-Half of 2002. Increasing Sales volume combined with tighter spending constraints produced the improvement.

As indicated earlier, prospects for further improvement in the Third Quarter of 2003 seem reasonable, but visibility beyond that time is still quite limited. The Company has a modest cash cushion from the SBA loan it recently received, and it must nurse those funds while struggling back toward cash flow breakeven. Clearly, the jury is still out but, now that our "year from Hell" is six-months behind us, Management can dare to look forward and devote itself to exploiting the "possibilities for survival and growth" rather than looking back over its shoulder and grimly recognize that "serious risks of failure still persist."

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

          None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

     99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2003.

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIONICS, INC.
                                (Registrant)


Dated: August 7, 2003     By: /s/ Bernard Kravitz
                              Bernard Kravitz, President


Dated: August 7, 2003     By: /s/ Bernard Kravitz
                              Bernard Kravitz,
                              Principal Financial Officer

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


Dated: August 7, 2003     By: /s/ Bernard Kravitz
                              Bernard Kravitz,
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)

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


Dated: August 7, 2003     By: /s/ Bernard Kravitz
                              Bernard Kravitz,
                              Principal Financial Officer