Form 10QSB
period 2003-09-30
DIONICS INC
filed 2003-11-14
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                      FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


Commission file number 0-8161


                      DIONICS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)


Delaware                                         11-2166744
(State or Other Jurisdiction               (I.R.S. Employer
of Incorporation or                  Identification Number)
Organization)

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

Common, $.01 par value per share: 3,683,678 outstanding as of November 1, 2003 (excluding 164,544 treasury shares)




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



PART I  FINANCIAL INFORMATION

DIONICS, INC.


Index to Financial Information
Period Ended September 30, 2003



Item                                    Page

Item 1  Financial Statements:

Introductory Comments                   3

Condensed Balance Sheet                 4

Condensed Statement of Operations       6

Statement of Cash Flows                 8

Notes to Financial Statements           9


Item 2   Management's Discussion and
         Analysis or Plan of Operation  17


Item 3   Controls and Procedures        18




                          DIONICS, INC.


                       September 30, 2003


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

        The results of operations for the nine months ended
September 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

        These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002.


                            DIONICS, INC.

                           BALANCE SHEETS



                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2003            2002
                                               (UNAUDITED)      (AUDITED)

                           A S S E T S

CURRENT ASSETS:
  Cash                                        $   91,800    $   28,200
  Accounts Receivable Trade
    (Less Estimated Doubtful Accounts
    of $7,300 in 2003 and $7,300 in
    2002) - (Note 6)                              75,000        95,600
  Inventory - Notes 2, 3 and 6                   435,200       390,200
  Prepaid Expenses and Other Current
    Assets                                        30,900       255,800

     Total Current Assets                        632,900       796,900



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,692,300
      in 2003 and $1,686,900 in 2002)             72,100        67,200



DEPOSITS AND OTHER ASSETS -
 (Notes 2 and 5)                                  40,300        42,800


     Total                                    $  745,300    $  906,900




All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

                            DIONICS, INC.

                           BALANCE SHEETS


                                               SEPTEMBER 30,  DECEMBER 31,
                                                    2003          2002 *
                                                (UNAUDITED)    (AUDITED)

                        L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                            $   65,900    $  126,800
  Accounts Payable                                107,700        81,500
  Accrued Expenses                                 52,600        40,200
  Equipment Lease Obligation                        2,000           -0-

     Total Current Liabilities                    228,200       248,500


Long-Term Debt Less Current
  Maturities - (Note 5)                           669,300       703,300
Equipment Lease Obligation                          7,000           -0-
Deferred Compensation Payable - (Note 4)          501,000       501,000

     Total Liabilities                          1,405,500     1,452,800

CONTINGENCIES AND COMMITMENTS


                     SHAREHOLDERS' (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2003
    and    3,848,222 in 2002 (Note 7 and 10)       38,400        38,400
Additional Paid-in Capital                      1,522,800     1,522,800
(Deficit)                                      (2,000,800)   (1,886,500)
                                                 (439,600)     (325,300)
Less: Treasury Stock at Cost
  164,544 Shares in 2003 and
  164,544 Shares in 2002                         (220,600)     (220,600)

     Total Shareholders' (Deficiency)            (660,200)     (545,900)


          Total                                $  745,300     $ 906,900




* Restated - Note 4

All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                  CONDENSED STATEMENT OF OPERATIONS



                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                2003            2002
                                             (UNAUDITED)     (UNAUDITED)


SALES                                       $  690,300     $  455,400
COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development Costs)            516,200        669,600
  Selling, General and Administrative
    Expenses                                   259,100        293,200

     Total Costs and Expenses                  775,300        962,800

NET INCOME (LOSS) FROM OPERATIONS              (85,000)      (507,400)

DIVIDENDS AND OTHER INCOME                       3,200          5,900

                                               (81,800)      (501,500)
OTHER DEDUCTIONS
  Interest Expense                              31,600         33,300

NET INCOME (LOSS) FOR THE PERIOD
  BEFORE INCOME TAXES                         (113,400)      (534,800)

INCOME TAXES                                       900            900

NET INCOME (LOSS) FOR THE PERIOD            $ (114,300)    $ (535,700)

NET INCOME (LOSS) PER SHARE -
  Basic                                     $  (.03103)    $   .14543

  Diluted - Note 7                          $              $

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                     3,683,678     3,683,678

    Diluted - Note 7



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                  CONDENSED STATEMENT OF OPERATIONS




                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 2003         2002
                                             (UNAUDITED)  (UNAUDITED)


SALES                                         $ 264,600    $  141,200

COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                      188,800       218,500
  Selling, General and Administrative
    Expenses                                     73,300        75,800

     Total Costs and Expenses                   262,100       294,300

NET INCOME (LOSS) FROM OPERATIONS                 2,500      (153,100)

DIVIDENDS AND OTHER INCOME                        2,700           300
                                                  5,200      (152,800)
OTHER DEDUCTIONS:
  Interest Expense                                9,800        11,000

NET (LOSS) FOR THE PERIOD BEFORE
  INCOME TAXES                                   (4,600)     (163,800)

INCOME TAXES                                        100          -0-

NET (LOSS) FOR THE PERIOD                    $   (4,700)   $ (163,800)

NET (LOSS) PER SHARE -
  Basic                                      $ (.001275)   $  (.04447)
  Diluted - Note 7                           $             $

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                      3,683,678    3,683,678

    Diluted    - Note 7

All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

                            DIONICS, INC.

                       STATEMENT OF CASH FLOWS



                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      2003        2002
                                                   (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:




  Net (Loss)                                       $(114,300)  $(535,700)
  Adjustment to Reconcile Net Income to
     Net Cash provided from Operating Activities:
      Depreciation and Amortization                    5,400       3,900
  Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable                   20,600      80,600
    (Increase) in Inventory                          (45,000)    (16,600)
    (Increase) Decrease in Prepaid Expenses and
     Other Current Assets                             (2,000)     18,600
    Decrease in Deposits and Other Assets              2,500         500
    (Decrease) in Deferred Compensation Payable          -0-     (13,800)
    Increase in Accounts Payable                      26,200      31,700
    Increase in Accrued Expenses                      12,400      10,800
    Decrease in SBA Loan Receivable                  255,800         -0-
     Net Cash Provided by (Used In)
        Operating Activities                         161,600    (420,000)
CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
  Repayment of Debt                                  (87,800)    (61,700)
CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
  Purchase of Equipment                              (10,200)     (2,000)
NET INCREASE (DECREASE) IN CASH                       63,600    (483,700)

CASH - Beginning of Period                            28,200     551,000

CASH - End of Period                               $  91,800   $  67,300



All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.



                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002




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

          Research and Development

          Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $30,000 in 2003.

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

               Machine and Equipment         8 Years
               Testing Equipment             8 Years
               Furniture and Fixtures        10 Years
               Building Improvements         10 Years
               Building                      25 Years





                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002






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





                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

NOTE 3 -  INVENTORY:

          Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                    September 30,      December 31,
                                          2003             2002
                                      (Unaudited)       (Audited)

          Finished Goods               $  78,000       $ 75,000
          Work-in-Process                244,000        221,100
          Raw Materials                   69,600         56,900
          Manufacturing Supplies          43,600         37,200

                 Total                 $ 435,200       $390,200


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

          A new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments became due followed by 30 months of principal and interest payments.

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

          Under the standby agreement of the SBA Loan (see Note 5) The chief Executive will take no action on the deferred compensation unless authorized by the lender.

          The previously mentioned life insurance policy had a cash surrender value at December 31, 2002 of $100,400 and is shown net of loans in the amount of $96,900 under other assets.

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                          September 30,  December 31,
                                               2003          2002
NOTE 5 -  LOANS PAYABLE -

          First Mortgage Loan:

          A new loan agreement was entered into
          between Dionics, Inc. and Wachovia
          Small Business Capital (formerly
          the First Union Business Capital)
          effective 12/31/1998.

          The loan in the principal amount of
          $384,685 requires 360 monthly self
          liquidating payments.  Interest is
          calculated on the unpaid principal
          balance at an initial rate of 8.23%
          per annum.  The interest rate on the
          loan is variable depending on an
          independent index related to the
          yield of United States Treasury
          Notes.  This rate change will occur
          once every 60 months.                       $368,000   $371,100

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





                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                           September 30,  December 31,
                                                2003          2002
NOTE 5 -  LOANS PAYABLE - (Continued)

          Term Loan A and C - Due D.A.N.
            Joint Venture.

          On January 2, 2003 an amendatory
          agreement was entered into between
          the Joint Venture and Dionics, Inc.

          It was agreed that as of December
          31, 2002 the principal balance on
          Term Loan A was $90,064 and on Term
          Loan C was $53,146                       59,600      143,200

          Term Loan A principal was to be re-
          paid with interest at the rate of
          10.25% per annum in 15 equal
          consecutive monthly payments of
          $6,423 each commencing January 1,
          2003 and ending March 1, 2004.            1,100        6,300

          Term Loan C principal was to be re-
          paid with interest at the rate of
          10.25% per annum in 15 equal
          consecutive monthly payments of
          $3,790 each commencing January 1,
          2003 and ending March 2004.                 700        3,700

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

                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                           September 30,  December 31,
                                               2003           2002

NOTE 5 -  LOANS PAYABLE - (Continued)

          SBA Loan.

          C) Each payment will be made when
          due even if at that time the full
          amount of the Loan has not yet
          been advanced or the authorized
          amount of the Loan has been reduced.

          D) Interest will accrue only on
          funds actually advanced from the
          date(s) of each advance, but in
          no case sooner than 24 months
          from the date of the promissory
          Note.

          Collateral.

          Dionics, Inc. will provide the
          following collateral:

          A) Deed of Trust/Mortgage on
          real estate located at 65 Rushmore
          Street Westbury, New York 11590.
          Said Deed of Trust/Mortgage to be
          subject only to the following:

          1. Trust Deed/Mortgage held by
          Wachovia Small Business Capital
          (formerly First Union Business
          Capital), Plainville, New York
          with a current approximate
          balance of $368,000.

          2. SBA Loan with a current
          balance of $305,800.

          3. Mortgage subordinate the above
          two mortgages in favor of the
          chief executive officer (see Note 4)


          Total Loan Payable                     735,200        830,100

          Less: Amount due within one year        65,900        126,800

               Long-Term Portion                $669,300      $ 703,300






                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



NOTE 6 -  COLLATERALIZED ASSETS -

          The Wachovia Small Business Capital (formerly First Union Business Capital Mortgage) loan is secured by a First Mortgage on the Company's Westbury Property. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.


NOTE 7 -  STOCK OPTION PLAN

          In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2002, 57,500 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at September 30, 2003 and December 31, 2002 the options were Anti-Dilutive for the nine month ended September 30, 2003 and the twelve months ended December 31, 2002.


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

                              $1,097,200







                           DIONICS, INC.

                   NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2003 AND DECEMBER 31, 2002




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



NOTE 10 - BONUS PAID IN COMPANY SHARES:

          On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401(k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these share in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,817.35 has been charged as an expense to the various department of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The company may issue up to 150,000 shares under the 2002 Plan. As of September 30, 2003, no other shares have been granted under the 2002 Plan.





Item 2.  Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES

     Having been rescued from its "near-death" experience at the end of 2002 by a last-minute SBA loan of $305,800, the Company was able to negotiate new terms for a default position on another older loan with The Cadle Company. The new funding also permitted the Company to pay all of its long over-due Accounts Payable and to re-establish a "current" status with its vendors. Although the Company is still presently operating under negative cash flow conditions, the negativity gap has been shrinking through the first three quarters. Unless the sudden recent softening of incoming business continues, the SBA funding should hopefully permit the Company to reach cash flow breakeven before exhausting those funds. This outcome is of course beyond Management's ability to guarantee, but in spite of a recent softening, the moderate brightening of the business environment does encourage us to be cautiously optimistic. Nonetheless, we remain in a strict survival mode of operations, holding all expenses to the absolute minimum that is still consistent with trying to do business in a forward-looking manner.

     Part of the Company's efforts to conserve cash have also involved reducing our workweek and signing up our employees for New York State's Shared Work Program, a system of partial unemployment benefits. Our employees, although forced to tighten their belts, at least received enough combined weekly income to maintain themselves financially. In recent quarters, a rising production workload caused us to modestly increase the workweek and reduce our dependence on the Shared Work Program. And, in addition to payroll reductions, the Company is also limiting its purchases to those items that are absolutely necessary for ongoing operations.

     In spite of the many virtues of "saving," however, we do not believe we can reach cash flow breakeven on savings alone. It is necessary to increase sales volume, as well, and toward that goal the Company has continued its Engineering and Development efforts. New products are now making their way into the Company's current sales results. These include new Solid State Relays (SSRs) for the F-16 fighter aircraft, new (probably patentable) MOSFET-drivers for both the Joint Strike Fighter F-35 program and Implantable Cardiac Defibrillators and new (probably patentable) devices for very high-volume LED-based aircraft lighting and traffic signal systems. As these programs mature and the products gain further acceptance, they should contribute to growing sales volume. Some of these programs are currently in an "in-between-orders" status, however, resulting in what is hoped will be a temporary softening. At the same time, these products are fueling our cautious optimism concerning the Company's longer-term business outlook.

     Working Capital at September 30, 2003 stood at $404,700, compared to $548,400 at December 31, 2002.

RESULTS OF OPERATIONS

     Sales in the Third Quarter of 2003 rose 87.4 percent as compared to the same period last year, reaching $264,600 versus $141,200 in the Third Quarter of 2002. This reflects an increased new order input for that period and made it possible for the Third Quarter of 2003 to continue the trend of increasing sales volume, instead of suffering its traditional seasonal decrease. Unfortunately, early Fourth Quarter order inputs have taken a surprising pause, and with visibility still very limited, predictions beyond the very near-term are impossible.

     Operating Profits in the Third Quarter of 2003 were just slightly positive with a gain of $2,500 but greatly improved when compared to the loss of $153,100 in the same period last year. Increased Sales volume was largely responsible for the improvement, in addition to Payroll reduction and spending constraints.

     The Net Loss for the Third Quarter of 2003 was significantly reduced to $4,700 as compared to a Net Loss of $163,800 in the Third Quarter of 2002. Again, sales volume increases coupled with payroll and spending decreases produced the significant improvement.

     Nine-Month results for 2003 also showed significant improvement, with Sales volume of $690,300 as compared to $455,400 in the same period last year, an increase of 51.6%. Operating losses were similarly improved, dropping to a loss of $85,000 in the Nine-Months of 2003 as compared to an operating loss of $507,400 in the Nine-Months of 2002. Increasing Sales volume combined with tighter spending constraints produced the improvement.

     As indicated earlier, prospects for further improvement in the Fourth Quarter of 2003 seem rather dim, due to a sudden slowdown in incoming orders. The Company has a modest cash cushion from the SBA loan it recently received, and it must nurse those funds while struggling back toward cash flow breakeven. Pursuing its many new product opportunities also requires more cash than does merely hanging on in a survival mode. Clearly, the jury is still out but, now that our "year from Hell" is nine-months behind us, Management must again both search for growth capital while also solidifying its survival. Unfortunately we must again look back over our shoulder and grimly recognize that "serious risks of failure still persist" although longer term prospects remain encouraging.

     THE PRECEDING TEXT CONTAINS FORWARD-LOOKING STATEMENTS WHICH
REFLECT MANAGEMENT'S BEST JUDGMENT OF CURRENTLY AVAILABLE
INFORMATION. SHOULD CERTAIN ASSUMPTIONS FAIL TO MATERIALIZE, OR
UNEXPECTED ADVERSE DEVELOPMENTS OCCUR, THE COMPANY MAY NOT REACH
MANAGEMENT'S GOALS.


Item 3.   Controls and Procedures.

        The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report.
Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II  OTHER INFORMATION

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

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002 and in particular to Part I, Item 1, "Other
Information   Loans Payable", the full contents of which are
incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on the default in payment of principal and interest due to D.A.N. Joint Venture which occurred in the fourth quarter of 2002 (see also Note 5 to the Financial Statements) which resulted in the legal action referred to in Item 1 above being commenced by D.A.N. Joint Venture. As a result of an Amendatory Agreement being entered into by the parties as of January 2, 2003, such loans are no longer in default and the action referred to in
Item 1 above has been discontinued.

Item 4.  Submission of Matters to a Vote of SecurityHolders.

          None.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8K.

          (a)  Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     (b)  Reports on Form 8K.

          Listed below are reports on Form 8K filed during the fiscal quarter ended September 30, 2003.

None.


       SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DIONICS, INC.
                                     (Registrant)


Dated: November 12, 2003      By:    /s/ Bernard Kravitz
                                     Bernard Kravitz, President


Dated: November 12, 2003      By:    /s/ Bernard Kravitz
                                     Bernard Kravitz, Principal
                                     Financial Officer