Form 10KSB
period 2003-12-31
DIONICS INC
filed 2004-03-30
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
              Washington, DC  20549


                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         Commission file number 001-03323

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

Issuer's telephone number, including area code:(516) 997-7474

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock ($.01 par value)

Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  [   X   ]        No   [      ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $861,200

As of December 31, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (2,655,022) was approximately $425,000. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on December 31, 2003 was 3,683,678 (excluding 164,544 treasury shares).

   Documents Incorporated by Reference:  None

                 DIONICS, INC.

               TABLE OF CONTENTS



                     PART I
                                                                  Page

Item 1.        Description of Business                              3

Item 2.        Description of Property                              8

Item 3.        Legal Proceedings                                    8

Item 4.        Submission of Matters to a Vote of Security-Holders  8


                    PART II

Item 5.        Market for Common Equity and
               Related Stockholder Matters                          8

Item 6.        Management's Discussion and
               Analysis or Plan of Operation                        9

Item 7.        Financial Statements                                 11

Item 8.        Changes in and Disagreements with
               Accountants on Accounting
               and Financial Disclosure                             11

Item 8A.       Controls and Procedures                              11


                    PART III

Item 9.        Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance with  Section 16(a)
               of  the Exchange Act                                 12

Item 10.       Executive Compensation                               13

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management
               and Related Stockholder Matters                      16

Item 12.       Certain Relationships and Related Transactions       17

Item 13.       Exhibits and Reports on Form 8-K                     17

Item 14.       Principal Accountant Fees and Services               18

               Signatures                                           20

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

     We have also recently developed a fourth main class of products, "Silicon light-chips", that combine certain aspects of other products, along with several unique features of their own. This new product area involves Light Emitting Diodes (LEDs) of different colors being embedded in carefully shaped depressions in a Silicon chip. The main advantages of the combination is to enhance the light-delivery of the LEDs, as well as to keep them cool. These Silicon light-chips may be used in lighting systems that produce white light or mono-colored light. A US Patent was applied for during 2003, covering this unique structure. The product is already generating substantial sales volume, and the Company is pursuing other related applications.

     The percentage of total revenues for each of the four product classes was in excess of fifteen (15%) percent in 2003.

     (ii) The Company has not invested any material amount of assets in, nor has it announced, any new major product line in any new industry segment.

     (iii) Raw materials essential to the business of the Company are readily available from many sources within the United States.

     (iv) The Company has had nine (9) United States patents issued to date. Each patent is for a 17-year duration. The earliest patent was granted in 1971 and the latest in 1990. Therefore, the expiration dates range from 1988 through 2007. Of those, the only material ones are those related to the Company's high-voltage integrated circuits and high speed MOSFET-drivers, the latter a relatively new product area for the Company. The Company also has another patent pending related to the Silicon light-chips.

     (v)  The business of the Company is not seasonal.

     (vi) Customers to whom, for the fiscal year ended December 31, 2003, sales were made equal to approximately 10% or more of the Company's sales were as follows:

                                   Approximate
                                   Percentage
               Name                of Business

               Customer "A"             18.2%
               Customer "B"             15.6%

     The Company's third largest customer accounted for approximately
6.0% of the Company's sales for 2003. The actual names of the customers above referred to are not set forth since the identity of such substantial customers is a trade secret of the Company and deemed confidential. Disclosure of such names would be detrimental to the best interests of the Company and its investors and would adversely affect the Company's competitive position.

     The loss of any of the above customers would have a material adverse affect on the business of the Company.

     (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2002 approximately $66,400 and at December 31, 2003 approximately $166,100.

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

                         2001 -  $55,000
                         2002 -  $30,000
                         2003 -  $30,000

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

     Pursuant to July 2001 Agreement, D.A.N. Joint Venture agreed to accept the sum of $57,500 in full and complete settlement of the total unpaid accrued interest of $86,096.13 on Term Loan A and Term

Loan C.   In
addition, pursuant to the July 2001 Agreement, the parties agreed that the principal balance due on Term Loan A and Term Loan C shall be paid in 32 consecutive monthly installments commencing August 1, 2001 and interest on both loans shall be paid monthly in arrears commencing August 1, 2001. As of the date of the July 2001 Agreement, the principal balance owing on Term Loan A was in the amount of $151,386.76 and the principal balance owing on Term Loan C was in the amount of $89,335.20. All of the Company's assets, other than the Westbury Property (as defined in Item 2 below), have been pledged to the foregoing remaining loans due to D.A.N. Joint Venture.

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

     The Company has paid the monthly installments since the execution of the Amendatory Agreement and, in early March 2004, the Company made the final payments due under Term Loan A and Term Loan C. As a result, all amounts due have been paid and there are no remaining loans due D.A.N. Joint Venture.

     Wachovia Mortgage Loan

     As of December 31, 1998, and pursuant to a loan agreement, the Company obtained a 30 year mortgage loan in the principal amount of $384,685 (the "Mortgage Loan"). The Mortgage Loan is held by Wachovia Small Business Capital ("Wachovia") (formerly First Union Small Business Capital and, prior thereto, The Money Store Commercial Mortgage, Inc.). Of such amount, $358,232 was used to satisfy in full the balance due on a previously obtained mortgage loan which at the time was held by D.A.N. Joint Venture. Interest on the Mortgage Loan is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months. The Mortgage Loan is secured by a first mortgage on the Company's Westbury Property.

     SBA Loan

     In October 2002, the Company was approved for a disaster loan (the
"SBA Loan") from the U.S. Small Business Administration ("SBA") in the amount of $305,800. The Company received all of the proceeds therefrom during the fourth quarter of 2002 and the first quarter of 2003. Interest will accrue at the rate of 4.0% per annum. The original terms of the SBA
Loan provided for installment payments, including principal and interest, of $5,632 being paid monthly beginning 25 months from the date of the promissory note, with a final payment date of seven years from the date of the promissory note. In November 2003, the SBA amended the repayments terms so that the installment payments beginning November 26, 2004 (25 months from the date of the promissory note) shall be in the amount, including principal and interest, of $1,570 with a maturity date being extended to 30 years from the date of the promissory note. The SBA Loan is secured by a second mortgage on the Westbury Property subordinate only to the mortgage held by Wachovia. See, also, Part III, Item 10, "Deferred Compensation and Other Arrangements" for information on the Standby
Agreement entered into by Bernard Kravitz and the SBA.

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

     - We have experienced reduced sales and have suffered net losses since the end of fiscal 2000. For the year ended December 31, 2000, the Company had sales of approximately $2,434,000. Since then, we have had sales of approximately $1,734,000 in 2001, $628,000 in 2002 and $861,000 in
2003. For the year ended December 31, 2000, we had net income of approximately $259,000. Since then, we had a net loss of approximately $297,000 for the year ended December 31, 2001, $618,000 for the year ended December 31, 2002 and $275,000 for the year ended December 31, 2003. There can be no assurances that operations will improve in the future.

     - As a result of the Company's recurring losses and net capital deficiency, the Company's independent auditor's report, dated March 1, 2004, for the year ended December 31, 2003, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

     - Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In 2003, approximately 40% of our revenues were from three customers. The loss of any of these customers could have a material adverse effect on the Company.

     - Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

     - The markets in which we compete are highly competitive and subject to rapid technological change and pricing pressures.

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

                                                     Bid Prices
Period                                             High      Low

Year ended December 31, 2002:

     Jan. 1, 2002 to March 31, 2002               $0.16     $0.075
     April l, 2002 to June 30, 2002               $0.26     $0.15
     July 1, 2002 to Sept. 30, 2002               $0.15     $0.10
     Oct. 1, 2002 to Dec. 31, 2002                $0.10     $0.032


Year ended December 31, 2003:

     Jan. 1, 2003 to March 31, 2003               $0.06     $0.05
     April l, 2003 to June 30, 2003               $0.06     $0.051
     July 1, 2003 to Sept. 30, 2003               $0.06     $0.06
     Oct. 1, 2003 to Dec. 31, 2003                $0.12     $0.06

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     Holders

     As of December 31, 2003 there were approximately 370 record holders of the
Company's Common Stock.

     Dividends

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.


Item 6.   Management's Discussion and Analysis or Plan of Operation.


A.   LIQUIDITY AND CAPITAL RESOURCES

     Before we discuss 2003, it is necessary to set the stage for that discussion by quickly reviewing 2002, the immediately preceding year. Although that preceding year was a financial horror-story for Dionics, it did have one saving grace: it ended on a high note with a last-minute SBA loan that literally rescued the cash-starved Company. As a result, we lived to fight another day or, more correctly, another year. Responding to our loan request, and applying its own formula to the existing circumstances, the Small Business Administration had determined that the Company was qualified to receive a seven-year loan, with very favorable terms, in the amount of $305,800. This was done under a federal program that provided relief to companies that had suffered direct or indirect financial damage as a result of the terrorism events of 9/11. Dionics qualified for that program because the events of 9/11 had caused a drastic deterioration in the aircraft manufacturing industry, previously the primary component of the Company's sales base. Although the terms of the SBA loan were quite favorable to the Company they did, nevertheless, require its chief executive officer to agree to a moratorium on receipt of any Deferred Compensation he was otherwise entitled to, until the loan was repaid. Such was the background at Dionics as we entered 2003.

     The grim business environment of the last two years had caused the annual sales volume in 2002 to drop to one-fourth of its level in 2000. Although the Company had survived, its previous cash resources had been totally depleted. As we entered 2003, only the SBA funds were available to operate with, and a significant portion of that was needed to pay long overdue Accounts Payable. Sales were still at a low level as the year opened, and the Company was operating in a strict survival mode in terms of how it spent its remaining funds. As the year progressed, however, although still operating with negative cash-flow, the Company's quarterly sales volumes steadily recovered to the point where the Third Quarter was almost at breakeven. It was reasonable to think that the Fourth Quarter would see the Company cross over into profitability, fulfilling both our plans and our needs. Alas, it was not meant to be.

     Finding our customers themselves temporarily "between-orders," the Company's incoming business dropped off, pulling Fourth Quarter sales volume back to the First Quarter level. Cash-flow turned sharply negative, and the Company found itself in almost exactly the same position as one year earlier, almost terminally starved for cash. An attempt to secure an increase in our SBA loan was successful only in extending it from a seven-year loan to a 30-year loan, with an appropriate reduction in monthly payments. This, however, put no new cash in our hands, and Management was pressed to take still more desperate measures.

     Perhaps the last thing a company would want to do is reveal to its customers that it is having serious cash problems. With extinction staring it in the face, the Management of Dionics hand-picked a few customers it felt had a special reason for wanting Dionics to survive. The reason, for the most part, was the fact that Dionics was supplying a product that was not easily replaced elsewhere. We were fortunate to find one satisfied, long-term customer who also saw Dionics as a "partner" in its own view of business relationships. They not only agreed to immediately purchase inventory that would not be needed until years in the future, but even agreed to advance payment for a large portion of it. This was truly more than we could have hoped for and, once again, a last-minute rescue gave us another lease on life. Early in 2004, as this document is being written, business has taken another upturn, and we may again dare to think we will experience yet one more "life-after-death" recovery. With many banana-peels still on the road, however, we can justify only "cautious optimism."
(Were we more deserving, we might begin to wonder if the numerous recent brushes with corporate death, all happily avoided, did not possibly suggest the presence of Divine Intervention. Considering the stresses involved in both the gut-wrenching "downs" and the exhilarating "ups," we are reminded of what one of Mark Twain's characters said about the prospect of his being tarred, feathered and run out of town on a rail, "If not for the honor of it all, I'd just as soon pass it up.")

     Now, returning to the real world, we point out that the ratio of Total Current Assets to Total Current Liabilities at year end 2003 was 2.05. This compares to 3.21 at year end 2002, a ratio that was calculated on the same basis as currently, meaning
Deferred Compensation is defined as a long-term liability per the SBA loan requirement. Working Capital at year end 2003 was $235,600 as compared to $548,400 at year end 2002. Shareholder's Equity showed a Net Deficiency of $820,700 at year end 2003, as compared to a Net Deficiency of $545,900 at year end 2002. For both years, it should be pointed out, a calculation using the estimated "market-value" of the Company's real estate property, instead of its heavily depreciated "book-value," would produce positive Shareholder's Equity results instead of Net Deficiencies.

B.   RESULTS OF OPERATIONS

     Operating results in 2003 recovered somewhat from those of 2002, but clearly not enough. Sales volume for 2003 was $861,200, a rise of 37 % from the $628,200 level of 2002, but still down about 50% from the $1,734,300 of 2001. The year 2003 produced a Net Loss of $274,800, reduced significantly from the $617,900 Net Loss of 2002 and even slightly lower than the Net Loss of $296,700 in 2001. The losses, of course, are the direct result of sharply lower sales volume imposed on an operating structure that contains many fixed costs or costs that cannot easily be reduced as sales volume falls off. Nonetheless, it is interesting to note that by taking numerous cost-reduction steps, the Company was able to shrink its 2003 losses by almost 45% on a sales increase of only 37% above those of 2002. Further interesting to note is the fact that the $274,800 Net Loss for 2003, on sales volume of $861,200 is actually less than the $296,700 Net Loss of 2001, on sales volume of $1,734,300. In other words, although 2003 sales volume was half as much as in 2001, the Net Loss was actually lower. This reflected clearly our ability to make downward adjustments in operating expenses and, simply put, to cope. While these comparisons may be seen as somewhat complimentary to Management's abilities, the perpetual state of emergency we operated in all year, sandwiched between two almost fatal cash-shortages, leaves that "compliment" more in the category of "cold-comfort." That we have survived at all is satisfaction enough, and any implied compliment is one that must be fully and completely shared with all our long-suffering but intensely loyal employees.

     In spite of its cash shortages, the Company, almost as a corporate philosophy, continued to pursue improvement to its products and technology. While there are numerous older products contributing modestly to sales, the real growth potential is found in our micro-photovoltaic products (MOSFET-drivers and Solid State Relays) and in our newer, patent-applied-for LED-based Silicon lighting chips. Both were improved in 2003, even though Research and Development expenditures were held to the same
$30,000 level as in 2002. And, as the Company continued to pay down its debts, Interest Expense in 2003 dropped slightly to $41,000 as compared to $44,800 in 2002.

     Last year in this same section, we referred to 2002 as the "year from Hell." We survived it, and its follow-up in 2003, perhaps having learned something about how to stay cool, even in Hell. Obviously, we could not have done anything to offset the 9/11 terrorism events, nor the ruinous economic consequences that followed. The only things we could have done, we have done, namely to cut costs and try to raise the funds that would permit our survival. Better economic conditions, as they continue developing, should permit us to get back on a growth track, and may even make it easier for us to secure new funding to apply to that substantial growth potential. We are often in conversations with potential investors and, although no guarantees can be given, we remain hopeful that someday we will have a success to report. It is worth repeating our concluding remarks from last year, proven largely true by recent events: "Dionics will not go quietly into the night and, if our fight is successful, we will not go there at all."

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


Item 8A.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with  Section 16(a) of  the Exchange
          Act.

     Identity of Directors

                               Position and Offices        Director
Name                Age        with Company                Since

Bernard Kravitz      70        President, Secretary,       1969
                               Treasurer

David M. Kaye        49        None(1)                     2000
_________________________

 (1) A partner of Danzig Kaye Cooper Fiore & Kay, LLP, which firm provides certain legal services to the Company.

     The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.

     Identity of Executive Officers



                                                            Officer
Name                     Age       Position                 Since

Bernard Kravitz          70        President, Secretary,    1969
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

     During 2003, fees of $11,430 were billed by Danzig Kaye Cooper Fiore & Kay, LLP for legal services rendered.

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

     To the Company's knowledge, with respect to the year ended
December 31, 2003, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended
December 31, 2003, was an officer, director and greater than ten percent beneficial owner, were complied with.

     Code of Ethics

     The Company's Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives. The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year. Following adoption, a copy of the Code of Ethics will be provided to any person without charge upon written request to the Secretary of the Company at its executive offices, 65 Rushmore Street, Westbury,
New York 11590.


Item 10.  Executive Compensation.

     Summary Compensation Table

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2003, 2002 and 2001, of those persons who were, (I) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2003 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                       Summary Compensation Table

                             Annual
                         Compensation(1)


Name and Principal  Fiscal
Position            Year          Salary         Bonus

Bernard Kravitz,    2003       $  70,800           $0
President           2002       $  86,200       $1,051(2)
                    2001        $102,000           $0




                             Long-Term
                            Compensation

                                  Restricted     Shares
Name and Principal  Fiscal        Stock          Underlying
Position            Year          Awards         Options

Bernard Kravitz,    2003             $0             0
President           2002         $1,682(2)          0
                    2001             $0             0

___________________________

(1) Does not include matching contributions paid by the Company for Mr. Kravitz during 2001, 2002 and 2003 of $3,935, $3,436 and
     $2,831, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 2001, 2002 and 2003 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. Also, does not include (i) $13,764 for each of 2001, 2002 and 2003 for life insurance premiums on policies owned by Mr. Kravitz which amounts were declared as income by Mr. Kravitz, and (ii) $100,000 paid to Mr. Kravitz in 2001 which amounts represent payment for installments due to Mr. Kravitz pursuant to the deferred compensation agreement entered into with Mr. Kravitz. (See subsections "Deferred Compensation and Other Arrangements" and "Compensation pursuant to plans" elsewhere herein under Item 10).

(1) See subsection "2002 Stock Compensation Plan" for information on the repurchase of shares by the Company from the Company's 401(k) Plan in February 2002. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued under the 2002 Plan a total of 76,347 shares the same number of shares as a bonus to the same eleven employees. As a result, $1,051 was deposited into the 401(k) account of Mr. Kravitz and Mr. Kravitz was issued 21,019 shares. The dollar value of the award is based on the average of the bid and asked prices of the Company's Common Stock on the date of grant.


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

     In 1987, the Company entered into a salary continuation
agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan and as required by the lender (see Part I, Item 1, "Other Information - Loans Payable"), a modified deferred compensation payment
schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances. Pursuant to a Standby Agreement entered into with the SBA (see "Part I, Item 1, "Other Information - Loans Payable"), Mr. Kravitz has agreed to take no action under the deferred compensation agreement to collect any amounts due to him thereunder so long as the SBA Loan is outstanding, unless authorized by the SBA. The previously mentioned life insurance policy had a cash surrender value of $3,800 at December 31, 2003, which is net of loans in the amount of $118,900. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure amounts due him
under the deferred compensation agreement.   See, however, Part I, Item
1, "Other Information - Loans Payable" for information on the SBA Loan. In connection therewith, Mr. Kravitz agreed to subordinate his mortgage in favor of the SBA.

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

     See subsection "Summary Compensation Table" elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2001, 2002 and 2003.

     Compensation of Directors

     During the year ended December 31, 2003, no compensation was paid to the Company's one non-employee incumbent director for his services as such and the Company presently intends that the same will be the case for the year ending December 31, 2004.

     Stock Option Plan

     In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2003, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share, (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share, and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2003, 57,500 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan have been granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).

     2002 Stock Compensation Plan

     In February 2002, the Board of Directors of the Company adopted the 2002 Stock Compensation Plan (the "2002 Plan") which permits up to 150,000 shares of Common Stock to be awarded to employees, officers, directors or consultants of the Company.

     Contemporaneously with the adoption of the 2002 Plan, the
Company repurchased 76,347 shares of Common Stock from the Company's 401(k) Plan, which were the only remaining shares of Common Stock of the Company in the 401 (k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid in February was $3,817 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued under the 2002 Plan the same number of shares as a
bonus to the same eleven employees.   No other shares have been granted
under the 2002 Plan. As a result, as of December 31, 2003, 76,347 shares have been granted under the 2002 Plan, leaving 73,653 shares available for future grant.

     Termination of Employment and Change of Control Arrangements

     None.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2003, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

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


Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10, "Deferred Compensation and Other
Arrangements" for information on certain arrangements entered into with Mr. Kravitz.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

3.1  Company's certificate of incorporation, as  amended(1)
3.2  Company's by-laws(1)
4.1  Specimen of common stock certificate(1)
10.1 Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings dated as of January 31, 1994(1)
10.2 Agreement dated as of July 11, 2001 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership(1)
10.3 Amendatory Agreement dated as of January 2, 2003 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership(1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
_____________________

(1)  Previously filed and incorporated herein by reference.


     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                            Fiscal     Fiscal
                            2003       2002
Fee Category                Fees       Fees


Audit Fees                  $20,160     $20,340
Audit Related Fees          $     0     $     0
Tax Fees                    $ 2,240     $ 2,260
All Other Fees              $     0     $     0

Total Fees                  $22,400     $22,600

     Audit Fees.  Consists of fees billed for professional  services
rendered for the audit  of  our   financial   statements  and  review
of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

     Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

     All Other Fees. Consists of fees for product and services other than the services reported above.

     Pre-Approval Policies and Procedures

     Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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


                                  Dated: March 30, 2004




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                    Date


/s/ Bernard Kravitz          President, Secretary,    3/30/04
Bernard Kravitz              Treasurer, Director
                             (Principal Executive
                             Officer and Principal
                             Financial Officer)

/s/ David M. Kaye            Director                 3/30/04
David M. Kaye

DIONICS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Independent Auditor's Report


Directors and Shareholders
Dionics, Inc.
Westbury, New York

We have audited the accompanying balance sheets of Dionics, Inc. as of December 31, 2003 and December 31, 2002, and the related statements of changes in shareholders' deficiency, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc. as of December 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



               ERNEST D. LOEWENWARTER & CO. LLP
               Certified Public Accountants

Mineola, New York
March 1, 2004

                DIONICS, INC.

    FOR THE YEARS ENDED DECEMBER 31, 2003
            AND DECEMBER 31, 2002








  INDEPENDENT AUDITOR'S REPORT


  BALANCE SHEET AS AT DECEMBER 31, 2003
    AND DECEMBER 31, 2002


  STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
    FOR THE YEAR ENDED DECEMBER 31, 2002


  STATEMENTS OF OPERATIONS
    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
    FOR THE YEAR ENDED DECEMBER 31, 2002


  STATEMENTS OF CASH FLOWS
    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
    FOR THE YEAR ENDED DECEMBER 31, 2002


  NOTES TO FINANCIAL STATEMENTS

DIONICS, INC.


BALANCE SHEET


                                              December 31,
                                          2003           2002



                         A S S E T S


CURRENT ASSETS:
  Cash                                $   13,300     $   28,200
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $7,300 in 2003 and
    $10,000 in 2002)- (Notes 2 and 6)     54,400         95,600
  Inventory - (Notes 2, 3 and 6)         368,500        390,200
  Prepaid Expenses and Other
    Current Assets                        24,300         27,100
  SBA Loan Receivable -
    (Notes 4 and 5)                          -0-        255,800

        Total Current Assets             460,500        796,900

PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,693,600
      in 2003 and $1,686,900 in
      2002)                               70,800         67,200

DEPOSITS AND OTHER ASSETS -
 (Notes 2 and 5)                          39,700         42,800

     Total                            $  571,000     $  906,900















All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

BALANCE SHEET


                                            December 31,
                                       2003           2002
                                          (Note 2)
L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                $   42,400     $  126,800
  Accounts Payable                    137,200         81,500
  Accrued Expenses                     36,300         40,200

     Total Current Liabilities        215,900        248,500

Long-Term Debt Less Current
  Maturities - (Note 5)               674,800        703,300
Deferred Compensation Payable -
  (Note 4)                            501,000        501,000

     Total Liabilities              1,391,700      1,452,800


COMMITMENT (Note 9)

                SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2003
    and    3,848,222 in 2002 -
    (Notes 5 and 10)                   38,400         38,400
Additional Paid-in Capital          1,522,800      1,522,800
(Deficit)                          (2,161,300)    (1,886,500)
                                     (600,100)      (325,300)
Less: Treasury Stock at Cost
  164,544 Shares in 2003 and
  164,544 Shares in 2002             (220,600)      (220,600)

     Total Shareholders'
        (Deficiency) Equity          (820,700)      (545,900)

      Total                        $  571,000     $  906,900





All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

FOR THE YEAR ENDED DECEMBER 31, 2003 AND
FOR THE YEAR ENDED DECEMBER 31, 2002



                                Common Stock         Additional
                               $.01 Par Value        Paid In
                             Number of               Capital
                             Shares       Amount


BALANCE -
  January 1, 2002             3,848,222   $38,400     $1,522,800

NET (LOSS) - YEAR ENDED
  December 31, 2002


BALANCE -
  December 31, 2002           3,848,222    38,400      1,522,800

NET (LOSS) - YEAR ENDED
  December 31, 2003
BALANCE -
  December 31, 2003           3,848,222   $38,400     $1,522,800




                                           Treasury Stock
                                           Number of
                              (Deficit)    Shares        Cost


BALANCE -
  January 1, 2002            $(1,268,600)    164,544    $220,600

NET (LOSS) - YEAR ENDED
  December 31, 2002             (617,900)


BALANCE -
  December 31, 2002           (1,886,500)    164,544     220,600


NET (LOSS) - YEAR ENDED
  December 31, 2003             (274,800)

BALANCE -
  December 31, 2003          $(2,161,300)    164,544    $220,600



All amounts have been rounded to the nearest $100

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

STATEMENT OF OPERATIONS


                                             DECEMBER 31,
                                        2003             2002


SALES                               $  861,200       $  628,200

COST AND EXPENSES:
  Cost of Sales (Including Research
and Development Costs)                 749,300          834,700
  Selling, General and Administrative
    Expenses                           346,500          369,100

     Total Costs and Expenses        1,095,800        1,203,800


NET (LOSS) FROM OPERATIONS            (234,600)        (575,600)

DIVIDENDS AND OTHER INCOME               1,700            3,400

                                      (232,900)        (572,200)
OTHER DEDUCTIONS:
  Interest Expense                      41,000           44,800

NET (LOSS) FOR THE YEAR
  BEFORE INCOME TAXES                 (273,900)        (617,000)

INCOME TAXES - (Note 8)                    900              900

NET (LOSS) FOR THE YEAR             $ (274,800)      $ (617,900)

NET (LOSS) PER SHARE:
  Primary                           $    (.075)      $    (.168)

  Diluted - (Note 7)

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income
  Primary                            3,683,678        3,683,678

  Diluted (Note 7)



All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

STATEMENT OF CASH FLOWS


                                                     DECEMBER 31,
                                                  2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                 $ (274,800)   $ (617,900)
  Adjustment to Reconcile Net (Loss)
    to Net Cash Provided from
    Operating Activities:
      Depreciation and Amortization               6,700         8,800
  Changes in Operating Assets and Liabilities:
    Decrease (Increase) in Account Receivable    43,900        46,700
    Decrease in Inventory                        21,700        15,200
    Decrease (Increase) in Prepaid Expenses
      and Other Current Assets                    2,800         6,000
    (Increase) Decrease in Deposits and Other
      Assets                                      3,100        (4,100)
    Increase (Decrease) in Accounts Payable       55,700        26,000
    Increase (Decrease) in Accrued Expenses       (3,900)       16,300
    (Decrease) in Deferred Compensation              -0-       (13,800)
    Decrease in Allowance for Doubtful Accounts   (2,700)          -0-

     Net Cash Used In Operating Activities      (147,500)     (516,800)


CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Purchase of Equipment                          (10,300)       (1,900)

CASH FLOWS PROVIDED BY (USED IN) FINANCIAL
  ACTIVITIES:
   (Repayment) of Debt                          (112,900)      (54,100)
    SBA Loan                                     255,800        50,000

(DECREASE) IN CASH                               (14,900)     (522,800)

CASH - Beginning of Year                          28,200       551,000


CASH - End of Year                            $   13,300    $   28,200



All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002



NOTE 1 -  BUSINESS:

The Company designs, manufactures and sells silicon semi-conductor electronic products, as individual discrete components, as multi-component integrated circuits and as multi-component hybrid circuits.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss of $274,800 for 2003 and has incurred substantial net losses for each of the past two years. At December 31, 2003 total liabilities exceeded total assets by $820,700.

In the opinion of management, had the market value of the Company's real estate property, rather than it's greatly depreciated book value been included with the Company's assets, then the Company's total assets would have exceeded total Company liabilities by approximately $150,000.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Basis of Accounting

Assets, liabilities, revenues and expenses are recognized on the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers money market funds to be cash equivalents.

Merchandise Inventory

Inventory is stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (Continued)

Research and Development

Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $30,000 in 2003 and 2002 respectively.


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

          Machine and Equipment         8 Years
          Testing Equipment             8 Years
          Furniture and Fixtures        10 Years
          Building Improvements         10 Years
          Building                      25 Years


Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon have been charged to operations over the period of expected service.

Reclassifications

Deferred Compensation Payable has been reclassified in 2002 to conform with 2003 presentation. This reclassification had no effect on net income (see Note 4).

Bad Debts

The Company maintained an allowance for doubtful accounts of $7,300 in 2003 and $10,000 in 2002.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (Continued)

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs                $35,800 360 Months Starting 1/l/1999
b) Unamortized Prior Cost    16,200  94 Months

                            $52,000


Major Customers:

In 2003 approximately $158,000 (18.35%), $128,000 (14.86%) and $52,000
(6.04%) of the Company's revenues were from the three largest customers. Accounts receivable from such customers approximated
$23,000 at December 31, 2003.

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



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                          December 31,      December 31,
                              2003              2002
                           (Audited)         (Audited)
Finished Goods               $ 76,700         $ 75,000
Work-in-Process               216,000          221,100
Raw Materials                  42,700           56,900
Manufacturing Supplies         33,100           37,200


                 Total       $368,500         $390,200

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002





NOTE 4 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1999, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the Wachovia Small Business Capital (formerly First Union Small Business Capital) (see Note 5) a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and it's chief executive officer.

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

Under the standby agreement of the SBA Loan (see Note 5) the chief Executive will take no action on the deferred compensation unless authorized by the lender. (See Note 2)

The previously mentioned life insurance policy had a cash surrender value at December 31, 2003 of $122,700 and is shown net of loans in the amount of $118,900 under other assets.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002


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

By agreement between D.A.N. Joint
Venture and the Company the principal
balance of Term Loan A at December 31,
2002 was as follows:

Term Loan A    Principal $90,064                22,000     96,364
               Interest    6,300

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

By agreement between D.A.N. Joint
Venture and the Company the principal
balance of Term Loan C at December 31, 2002 was as follows:

Term Loan C Principal    $53,146                  13,000    56,846
Interest                   3,700

Total past due interest on Term Loan A
and C as at December 31, 2002 was
agreed to be $5,440. (Accrued at
December 31, 2002)

SBA Loan.

On October 20, 2002 an SBA Loan
in the amount of $305,800 was
approved                                          305,800  305,800

Payment Terms

A) Interest will accrue at the rate
of 4.000% per annum; installment
payments, including principal and
interest, of $1,570 monthly, will
begin 25 months from the date of the
promissory note.  The balance of
principal and interest will be
payable 30 years from the date of the
promissory Note.

B) Each payment will be applied first
to interest accrued to the date of
receipt of each payment, and the
balance, if any, will be applied to
principal.

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002



                                                   December 31,
                                                 2003      2002
NOTE 5 -  LOANS PAYABLE - (Continued)

SBA Loan.

C) Interest will accrue only on funds
actually advanced from the date(s) of
each advance, but in no case sooner
than 24 months from the date of the
promissory Note

Collateral.

Dionics, Inc. will provide the
following collateral:

A) Deed of Trust/Mortgage on real
estate located at 65 Rushmore Street
Westbury, New York 11590.  Said Deed
of Trust/Mortgage to be subject only
to the following:

1. Trust Deed/Mortgage held by
Wachovia Small Business Capital
with a balance of $368,000 and
$371,100 as of December 31, 2003
and 2002 respectively.

Equipment Lease

A 60 month equipment lease was entered
into between the Company and Marlin
Leasing Corp. for a Sharp Copying
Machine.  The lease term was for
an initial term of 60 monthly
payments of $170.
                                                8,400

Total Loan Payable                            717,200   830,100

Less: Amount due within one year               42,400   126,800

Long-Term Portion                            $674,800  $703,300

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002




NOTE 6 -  COLLATERALIZED ASSETS -

The Wachovia Small Business Capital and the SBA Loans are secured by a First Mortgage and a Second Mortgage respectively on the Company's Westbury Property. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.


NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2003, 57,500 options were available for future grant. Since the market price of the Company's Common Stock was below the exercise option at December 31, 2002 and the Company had net loss for the twelve months ended December 31, 2003, the options were Anti-Dilutive.


NOTE 8 -  INCOME TAXES:

As of December 31, 2003 the Company had available a federal operating loss carry forward of $1,366,200. This net operating loss originated in 1992, 2002 and 2003 and may be carried forward and expires as follows:

Year of Origin   Amount      Carry Forward
                             Expires In

1992           $  115,200          2007

2001              373,000          2016

2002              603,000          2017

2003              275,000          2018

               $1,366,200

DIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002


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


NOTE 10 - BONUS PAID IN COMPANY SHARES:

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401(k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid on February 22, 2002 was $3,817.35 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these share in less than one year as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,817.35 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The Company may issue up to 150,000 shares under the 2002 Plan. As of December 31, 2003, no other shares have been granted under the 2002 Plan.