Form 10QSB
period 2004-03-31
DIONICS INC
filed 2004-05-17
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

    Common, $.01 par value per share: 3,683,678 outstanding as of May 1, 2004 (excluding 164,544 treasury shares)

                   FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements and information that reflect the expectations of Dionics, Inc. (the "Company") about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Dionics, Inc. for its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Certain of these factors are discussed under the caption "Forward-Looking Statements" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.



                PART I - FINANCIAL INFORMATION

                         DIONICS, INC.


                 Index to Financial Information
                  Period Ended March 31, 2004



     Item
                                                Page

     Item 1 - Financial Statements:

     Introductory Comments
                                                  3

     Condensed Balance Sheet                      4

     Condensed Statement of Operations            6

     Statement of Cash Flows                      7

     Notes to Financial Statements
                                                  8


     Item 2 - Management's Discussion and
              Analysis or Plan of Operation       16


     Item 3 - Controls and Procedures             17

                         DIONICS, INC.


                         March 31, 2004


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

     The  results of operations for the three months ended  March

31,  2004  are  not  necessarily indicative  of  the  results  of operations for the full fiscal year ending December 31, 2004.

     These  condensed  statements should be read  in  conjunction with  the  Company's  financial statements  for  the  year  ended

December 31, 2003.

                          DIONICS, INC.

                          BALANCE SHEETS



                                            MARCH 31,    DECEMBER 31,
                                             2004            2003
                                          (UNAUDITED)     (AUDITED)


                         A S S E T S


CURRENT ASSETS:
  Cash                                   $   39,900      $   13,300
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $7,300 in 2004 and
    2003 (Notes 2 and 6)                     83,600          54,400
  Inventory - (Notes 2, 3 and 6)            309,500         368,500
  Prepaid Expenses and Other
    Current Assets                           12,800          24,300

             Total Current Assets           445,800         460,500


PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,695,400
      in 2004 and $1,693,600 in
      2003)                                  69,000          70,800


DEPOSITS AND OTHER ASSETS - (Notes 2 and 5)  36,500          39,700


     Total                               $  551,300      $  571,000




All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                          DIONICS, INC.

                          BALANCE SHEET

                                           MARCH 31,    DECEMBER 31,
                                              2004         2003
                                          (UNAUDITED)    (AUDITED)

                      L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                       $    8,700     $   42,400
  Accounts Payable                            98,900        137,200
  Accrued Expenses                            68,300         36,300

     Total Current Liabilities               175,900        215,900


Long-Term Debt Less Current
  Maturities - (Note 5)                      672,300        674,800
Deferred Compensation Payable -
  (Note 4)                                   501,000        501,000


     Total Liabilities                     1,349,200      1,391,700


COMMITMENT (Note 9)

                SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 3,848,222 Shares in 2004
    and    3,848,222 in 2003 - (Note 5)       38,400         38,400
Additional Paid-in Capital                 1,522,800      1,522,800
(Deficit)                                 (2,138,500)    (2,161,300)

                                            (577,300)      (600,100)

Less: Treasury Stock at Cost
  164,544 Shares in 2004 and
  164,544 Shares in 2003                    (220,600)      (220,600)

     Total Shareholders'
     (Deficiency) Equity                    (797,900)      (820,700)


      Total                               $  551,300     $  571,000




All amounts have been rounded to the nearest $100.

See Independent Auditors Report.

The accompanying notes are an integral part of this statement.

                          DIONICS, INC.

                CONDENSED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2004           2003
                                               (UNAUDITED)    (UNAUDITED)

SALES                                          $  366,500    $  163,100

COSTS AND EXPENSES:
  Cost of Sales (Including Research and
    Development Costs)                            249,200       160,000
  Selling, General and
    Administrative Expenses                        86,100        86,800

     Total Costs and Expenses                     335,300       246,800

NET INCOME (LOSS) FROM OPERATIONS                  31,200       (83,700)

DIVIDENDS AND OTHER INCOME                            -0-         1,200

                                                   31,200       (82,500)

OTHER DEDUCTIONS:
  Interest Expense                                  7,600        11,300


NET INCOME (LOSS) FOR THE PERIOD BEFORE
  INCOME TAXES                                     23,600       (93,800)


INCOME TAXES - Note 8                                 800           800


NET INCOME (LOSS) FOR THE PERIOD                 $ 22,800     $ (94,600)


NET INCOME (LOSS) PER SHARE
  Primary                                        $   .006      $  (.026)

  Diluted - Note 7                               $     -       $     -

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Net Income
    Primary                                     3,683,678     3,683,678

    Diluted    - Note 7                                -             -




All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement

                          DIONICS, INC.

                     STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2004           2003
                                                   (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net Income (Loss)                                $   22,800    $  (94,600)
  Adjustment to Reconcile Net Income (Loss)
    to Net Cash Provided from Operating
    Activities:
      Depreciation and Amortization                     1,800         1,600
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable        (29,200)       20,400
    Decrease (Increase) in Inventory                   59,000       (15,000)
    Decrease (Increase) in Prepaid Expenses
      and Other Current Assets                         11,500       (18,300)
    Decrease (Increase) in Deposits and
      Other Assets                                      3,200           800
    (Decrease) in Accounts Payable                    (38,300)      (34,700)
    Increase in Accrued Expenses                       32,000        40,100
    Decrease in SBA Loan Receivable                       -0-       255,800

     Net Cash Provided from
        Operating Activities                           62,800       156,100


CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Purchase of Equipment                                   -0-       (10,400)


CASH FLOWS (USED IN) FINANCING ACTIVITIES:
   (Repayment) of Debt                                (34,100)      (31,600)
   Equipment Leasing Obligations                       (2,100)        9,900

      Net Cash Used In Financing Activities           (36,200)      (21,700)


NET INCREASE IN CASH                                   26,600       124,000


CASH - Beginning of Period                             13,300        28,200


CASH - End of Period                                $  39,900     $ 152,200







All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.

                          DIONICS, INC.

                  NOTES TO FINANCIAL STATEMENTS

               MARCH 31, 2004 AND DECEMBER 31, 2003



NOTE 1 -  BUSINESS:

The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multi-component integrated circuits and as multicomponent hybrid circuits.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company realized net income of $22,800 for the three months ended March 31, 2004 and had incurred substantial net losses for each of the past two years. At March 31, 2004 total liabilities exceeded total assets by $797,900.

In the opinion of management, had the market value of the Company's real estate property, rather than its greatly depreciated book value been included with the Company's assets, then the Company's total assets would have exceeded total Company liabilities by approximately $150,000.

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

                MARCH 31, 2004 AND DECEMBER 31, 2003




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


Bad Debts

The Company maintained an allowance for doubtful accounts of $7,300 in 2004 and 2003.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                MARCH 31, 2004 AND DECEMBER 31, 2003





NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Deferred Mortgage Costs

Costs related to the Wachovia Small Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized as follows:

a) New Costs                $35,800 360 Months Starting 1/l/1999
b) Unamortized Prior Cost    16,200  94 Months

                            $52,000

Major Customers:

In 2003 approximately $158,000 (18.35%), $128,000 (14.86%) and $52,000
(6.04%) of the Company's revenues were from the three largest customers. Accounts receivable from these customers approximated $23,000 at December 31, 2003.

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



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                      March 31,         December 31,
                                         2004               2003
                                     (Unaudited)        (Audited)
          Finished Goods               $ 49,600          $ 76,700
          Work-in-Process               179,500           216,000

          Raw Materials                  34,000            42,700
          Manufacturing Supplies         46,400            33,100

                 Total                 $309,500          $368,500

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                MARCH 31, 2004 AND DECEMBER 31, 2003





NOTE 4 -  DEFERRED COMPENSATION PAYABLE:

In 1987 the Company entered into an agreement, amended in 1997 and 1999, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the Wachovia Small Business
Capital (see Note 5) a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and its chief executive officer.

The Company executed a mortgage subordinate to the existing first mortgage (see note 5) secured by land and building at 65 Rushmore
Street, Westbury, New York in favor of the chief executive officer to insure amounts due him on the deferred compensation agreement.

A new 72-month schedule consists of a 24-month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments.

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to be renegotiated again to match the Company's then-current financial circumstances.

Under the standby agreement of the SBA Loan (see Note 5) the chief Executive will take no action on the deferred compensation unless authorized by the lender. (See Note 2)

The previously mentioned life insurance policy had a cash surrender value at March 31, 2004 of $122,700 and is shown net of loans of $121,300 under other assets.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                MARCH 31, 2004 AND DECEMBER 31, 2003




                                              March 31,     December 31,
                                                2004         2003
NOTE 5 -  LOANS PAYABLE -

          First Mortgage Loan:

          A new loan agreement was entered into
          between Dionics, Inc. and Wachovia
          Small Business Capital effective
          12/31/1998.

          The loan in the principal amount of
          $384,685 requires 360 monthly self
          liquidating payments.  Interest is
          calculated on the unpaid principal
          balance at an initial rate of 8.23%
          per annum.  The interest rate on the
          loan is variable depending on an
          independent index related to the
          yield of United States Treasury
          Notes.  This rate change will occur
          once every 60 months.  Effective
          April 1, 2004 the interest rate
          changed to 6.16% per annum              $367,400    $368,000

          $358,232 of the above proceeds were
          used to satisfy the balance of the
          Mortgage due D.A.N. Joint Venture
          in full.

          Term Loans:

          Term Loan A - Due D.A.N. Joint Venture       -0-      22,000


          Term Loan C - Due D.A.N. Joint Venture.

          Both Term Loans due to D.A.N. Joint
          Venture were paid in full March
          10, 2004.                                    -0-      13,000

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                MARCH 31, 2004 AND DECEMBER 31, 2003


                                              March 31,     December 31,
                                                2004         2003
NOTE 5 -  LOANS PAYABLE - (Continued)

          SBA Loan.

          On October 20, 2003 an SBA Loan
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

          Collateral.

          Dionics, Inc. will provide the
          following collateral:

          A) Deed of Trust/Mortgage on real
          estate located at 65 Rushmore Street
          Westbury, New York 11590.  Said Deed
          of Trust/Mortgage to be subject only
          to the following:

          1. Trust Deed/Mortgage held by
          Wachovia Small Business Capital
          with a balance of $367,400 and
          $368,000 as of March 31, 2004 and
          December 31, 2003 respectively.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                MARCH 31, 2004 AND DECEMBER 31, 2003




                                                 March 31,     December
31,
                                                   2004         2003
NOTE 5 -  LOANS PAYABLE - (Continued)

          SBA Loan.

          Equipment Lease

          A 60 month equipment lease was entered
          into between the Company and Marlin
          Leasing Corp. for a Sharp Copying
          Machine.  The lease term was for
          an initial term of 60 monthly
          payments of $170.                         7,800        8,400

          Total Loan Payable                      681,000      717,200

          Less: Amount due within one year          8,700       42,400

               Long-Term Portion                 $672,300     $674,800



NOTE 6 -  COLLATERALIZED ASSETS -

The Wachovia Small Business Capital and the SBA Loans are secured by a First Mortgage and a Second Mortgage respectively on the Company's Westbury Property.


NOTE 7 -  STOCK OPTION PLAN

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common Stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2003, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2003 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2003 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2003 with an exercise price of $.20 per share. As of December 31, 2003, 57,500 options were available for future grant. Since the average market price of the Company's Common Stock was below the exercise option for the three months ended March 31, 2004, the options were anti-dilutive.

                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                MARCH 31, 2004 AND DECEMBER 31, 2003




NOTE 8 -  INCOME TAXES:

As of December 31, 2003 the Company had an available federal operating loss carry forward of $1,366,200. This net operating loss originated in 1992, 2001, 2002 and 2003 may be carried forward and expires as follows:

               Year of Origin   Amount      Carry Forward
                                            Expires In

                    1992      $  115,200          2007

                    2001         373,000          2021

                    2002         603,000          2022

                    2003         275,000          2023

                              $1,366,200



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

Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            Operation

LIQUIDITY AND CAPITAL RESOURCES

      As was described in the MD&A section of the recent 2003 10-KSB report, the Company approached year-end 2003 with almost all its cash reserves depleted. This was a direct result of the grindingly poor business environment of the last few years. Although not on a consistently rising curve, however, the quarterly performance during 2003 had shown some signs of encouragement and year-over-year totals showed a reasonable improvement. Nonetheless, negative cash flow had left the Company a financial "basket-case."

      At literally the last minute, Management was successful in raising critically needed "survival" funds by contacting a few customers it felt had a special reason for wanting Dionics to survive. That reason, for the most part, was that Dionics was supplying them a vitally needed product that could not easily be replaced elsewhere. We were fortunate to find one satisfied, long-term customer who also saw Dionics as a "partner" in its own view of business relationships. They not only agreed to immediately purchase inventory they would not actually need for several years, but even agreed to advance payment for a large portion of it. In Management's opinion, this one act alone saved the Company from extinction, and we are truly indebted to this customer for our very survival. As we review the First Quarter 2004 operating results, it becomes clear that they are responsible for our dramatic and profitable 125% increase in quarterly Sales. Under the category of "good news buried within the good news," however, we also point out that even without the First Quarter shipments to our "benefactor" customer, we would have shown a still meaningful 34% increase over last year's First Quarter. And, early in the Second Quarter, as this document is being written, there is evidence that the improving business climate continues to offer encouragement.

      So our "anonymous by his own request" benefactor provided a life-line to hold us above water, and generally improving business conditions now encourage us to believe once again in our own longer-term survival. Emboldened by recent positive events, therefore, we have resumed, once again, our efforts to provide more than just survival. Armed with what we (and others) consider some very interesting technology, the Company has been recently seeking additional sources of Working Capital, needed to exploit that technology and finance its growth. We are pleased to report that recent efforts have brought us to the stage of final negotiations with one such source, and we are hopeful of very shortly announcing completion of a successful first-stage funding agreement. Although we are encouraged to believe in a successful outcome to these negotiations, we cannot offer any guarantees beyond our best efforts.

      It is also notable that during the First Quarter of 2004, the Company completed its debt-repayment obligations to The Cadle Company, under terms of a loan that originated with Apple Bank for Savings in 1994 and was sold to Cadle shortly thereafter. Removing this debt from the picture eases the Company's cash flow requirements by more than $10,000 per month, in addition to removing all debt-related encumbrances on the Company's operating assets.

      At March 31, 2004, Working Capital stood at $269,900, up slightly from $244,600 at December 31, 2003. Working Capital one year ago, at March 31, 2003, stood at $422,100, largely due to a then-recent influx of SBA loan proceeds. Subsequent negative cash flows caused Working Capital to diminish, although examining the above amounts suggests that the negative trend has now bottomed.

RESULTS OF OPERATIONS

     Sales volume for the First Quarter of 2004 reached $366,500, as compared to both $163,100 in the same period last year (an increase of 125 %) and $140,600 in the First Quarter of 2002. As was explained earlier, most, but not all, of this increase was the result of a one-time special sales arrangement with one of the Company's very special customers. Even without the shipping to our "special" customer, however, Sales would have increased approximately 34%, and current conditions give cause for further optimism. While it is unlikely that Second Quarter Sales volume can reach that of the uniquely-influenced First Quarter, we are optimistic it will compare favorably to last year's Second Quarter volume. We must, however, still point out that longer-term visibility remains quite limited and so our optimism is best considered of the cautious variety.

      Due to the considerably higher Sales volume in the First Quarter, most cost elements showed a substantial percentage improvement over those of 2003. Gross Profit rose to 32% of Sales in the current period, as compared to only 2% of Sales in the same period last year. Selling, General and Administrative Expenses dropped to 23.5% of Sales in the current period, as compared to 53.2% in the same period last year, although the actual dollar amounts were almost identical. Increased Sales volume on a largely fixed-cost structure was mainly responsible for these improvements.

      Results of Operations showed a Profit of $31,200 in the First Quarter of 2004, as compared to a Loss of $83,700 in the same period of 2003. Net Results for the current period showed a Profit of $22,800 as compared to both a Loss of $94,600 in the same period last year and a Loss of $195,400 in the First Quarter of 2002.

      In spite of its cash shortages, the Company continued pursuing improvements in its products and technology. Although numerous older products contributed modestly to sales, our serious growth potential is found in our micro-photovoltaic products (MOSFET-drivers and Solid State Relays) and in our newer patent-pending LED-based Silicon lighting chips.

      Financial circumstances for the Company are still tenuous, although considerably improved from the "high-wire act" we have been performing recently. Although we are not sure we enjoy the continuing "circus-like" frame of reference, it does seem as though, just when we thought the rabbit-supply had reached zero, we managed to pull a few more out of the hat. Rather than going quietly into the night, and although we remain somewhat fog-bound, Dionics may finally be heading toward the light.

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

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

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

          (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIONICS, INC.
                                   (Registrant)


Dated: May 17, 2004           By:/s/ Bernard Kravitz
                              Bernard Kravitz, President


Dated: May 17, 2004           By:/s/ Bernard Kravitz
                              Bernard   Kravitz,   Principal
                              Financial Officer