Form 10QSB
period 2004-06-30
DIONICS INC
filed 2004-08-16
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

    Common, $.01 par value per share: 4,956,178 outstanding as of August 1, 2004 (excluding treasury shares)



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



                PART I - FINANCIAL INFORMATION

                         DIONICS, INC.


                 Index to Financial Information
                   Period Ended June 30, 2004



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


                         June 30, 2004


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

December 31, 2003.




                          DIONICS, INC.

                          BALANCE SHEETS



                                          JUNE 30,      DECEMBER 31,
                                             2004            2003

                                         (UNAUDITED)       (AUDITED)


                         A S S E T S


CURRENT ASSETS:
  Cash                                   $  163,700      $   13,300
  Accounts Receivable Trade
    (Less Estimated Doubtful
    Accounts of $7,300 in 2004 and
    2003 (Note 2)                           124,900          54,400
  Inventory - (Notes 2 and 3)               291,600         368,500
  Prepaid Expenses and Other
    Current Assets                           12,100          24,300
             Total Current Assets           592,300         460,500


PROPERTY, PLANT AND
  EQUIPMENT - (Note 2)
    (At Cost Less Accumulated
      Depreciation of $1,697,200
      in 2004 and $1,690,500 in
      2003)                                  67,300          70,800

DEPOSITS AND OTHER ASSETS - (Notes 2 and 5)  30,900          39,700



     Total                               $  690,500      $  571,000




All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are an integral part of this statement.



                          DIONICS, INC.

                          BALANCE SHEET

                                                JUNE 30,     DECEMBER 31,
                                                  2004           2003

                                               (UNAUDITED)     (AUDITED)

                      L I A B I L I T I E S

CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                            $   10,000     $   42,400
  Accounts Payable                                 70,800        137,200
  Accrued Expenses                                 63,900         36,300

     Total Current Liabilities                    144,700        215,900


Long-Term Debt Less Current
  Maturities - (Note 5)                           667,100        674,800
Deferred Compensation Payable -
  (Note 4)                                        301,000        501,000


     Total Liabilities                          1,112,800      1,391,700

CONVERTIBLE PROMISSORY NOTES PAYABLE - (Note 8)   105,000            -0-

COMMITMENT (Note 10)

                SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 5,000,000 Shares
    Issued 4,956,178 Shares in 2004
    and    3,848,222 in 2003 - (Notes 7 and 8)     51,100         38,400
Additional Paid-in Capital                      1,577,200      1,522,800
(Deficit)                                      (1,935,000)    (2,161,300)

                                                 (306,700)      (600,100)

Less: Treasury Stock at Cost
  164,544 Shares in 2004 and
  164,544 Shares in 2003                         (220,600)      (220,600)

     Total Shareholders' (Deficiency) Equity     (527,300)      (820,700)


      Total                                    $  690,500     $  571,000




All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are an integral part of this statement.


                          DIONICS, INC.

                CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED
                                                         JUNE 30,
                                                  2004           2003
                                               (UNAUDITED)    (UNAUDITED)

SALES                                            $  313,900 $  262,600

COSTS AND EXPENSES:
  Cost of Sales (Including Research and
    Development Costs)                              210,400    167,400

  Selling, General and
    Administrative Expenses                          99,400     99,000


     Total Costs and Expenses                       309,800    266,400


NET INCOME (LOSS) FROM OPERATIONS                     4,100     (3,800)


DIVIDENDS AND OTHER INCOME                            1,300       (700)

FORGIVENESS OF DEFERRED COMPENSATION                200,000        -0-


                                                    205,400     (4,500)
OTHER DEDUCTIONS:
  Interest Expense                                    1,900     10,500

NET INCOME (LOSS) FOR THE PERIOD BEFORE
  INCOME TAXES                                      203,500    (15,000)

INCOME TAXES - Note 8                                   -0-        -0-

NET INCOME (LOSS) FOR THE PERIOD                 $  203,500   $(15,000)

NET INCOME (LOSS) PER SHARE
  Basic - Before Forgiveness of Deferred
           Compensation                          $    .0007   $     -
         After Forgiveness of Deferred
           Compensation                          $   .04106   $(.00407)


  Diluted - Note 7                               $   .04095   $     -

Average Number of Shares
  Outstanding Used in Computation
  of Per Share Net Income
    Primary                                       4,956,178  3,683,678

    Diluted    - Note 7                           4,969,435         -



All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are integral part of this statement




                            DIONICS, INC.

                  CONDENSED STATEMENT OF OPERATIONS



                                                  SIX MONTHS ENDED
                                                     JUNE 30,
                                                2004           2003
                                             (UNAUDITED)    (UNAUDITED)

SALES                                         $  680,400    $  425,700


COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development Costs)              459,600       327,400

  Selling, General and Administrative
    Expenses                                     185,500       185,800


     Total Costs and Expenses                    645,100       513,200



NET INCOME (LOSS) FROM OPERATIONS                 35,300       (87,500)


DIVIDENDS AND OTHER INCOME                         1,300           500

FORGIVENESS OF DEFERRED COMPENSATION             200,000           -0-


                                                 236,600       (87,000)

OTHER DEDUCTIONS
  Interest Expense                                 9,500        21,800

NET INCOME (LOSS) FOR THE PERIOD BEFORE
  INCOME TAXES                                   227,100      (108,800)


INCOME TAXES                                         800           800


NET INCOME (LOSS) FOR THE PERIOD              $  226,300    $ (109,600)


NET INCOME (LOSS) PER SHARE -
  Basic - Before Forgiveness of
            Deferred Compensation             $  .005306    $  (.02975)

         After Forgiveness of
            Deferred Compensation             $   .04516    $

  Diluted - Note 7                            $   .04554    $


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                      4,956,178     3,683,678


    Diluted - Note 7                           4,969,435



All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                       STATEMENT OF CASH FLOWS



                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             2004         2003
                                                         (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net Income (Loss)                                     $  226,300    $ (109,600)

    Less: Noncash transaction (see below)                 (200,000)          -0-
  Adjustment to Reconcile Net Income to Net Cash
    Provided by (Used for) Operating Activities:
      Depreciation and Amortization                          3,600         3,600
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable             (70,500)        5,900
    Decrease (Increase) in Inventory                        76,900       (25,000)
    Decrease in Prepaid Expenses and
     Other Current Assets                                   12,200         4,300
    Decrease (Increase) in Deposits and Other Assets         8,700         1,500
    (Decrease) Increase in Accounts Payable                (66,400)      (27,700)
    Increase in Accrued Expenses                            27,600        27,100


     Net Cash Provided by (Used In)
       Operating Activities                                 18,400      (119,900)



CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
  Purchase of Equipment                                        -0-       (10,400)


CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
    Proceeds from Sale of Capital Stock                     67,100           -0-
    (Repayment) of Debt                                    (39,600)      (63,300)
    Equipment Leasing Obligations                             (500)        9,400
    SBA Loan                                                   -0-       255,800
    Convertible Promissory Notes Payable                   105,000           -0-

NET INCREASE IN CASH                                       150,400        71,600


CASH - Beginning of Period                                  13,300        28,200


CASH - End of Period                                    $  163,700    $   99,800





Summary of Significant Noncash Transaction:

During the six months ended June 30, 2004, the Company's executive officer forgave $200,000 of deferred compensation owed to him.



All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are integral part of this statement.




                          DIONICS, INC.

                  NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2004 AND DECEMBER 31, 2003





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

As shown in the financial statements, the Company realized net income of $237,600 for the six months ended June 30, 2004 and had incurred substantial net losses for each of the past two years. At June 30, 2004 total liabilities exceeded total assets by $527,300.

In the opinion of management, had the market value of the Company's real estate property, rather than its greatly depreciated book value been included with the Company's assets, then the Company's total assets would have exceeded total Company liabilities by approximately $420,600.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.
Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. See note 7 projected changes in securities.

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

                 JUNE 30, 2004 AND DECEMBER 31, 2003




NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Research and Development

Research and development costs are charged to operations as incurred. Management estimates research and development expenses to have been approximately $30,000 in 2003 and 2002 respectively.


Property, Plant and Equipment

Property, Plant and Equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful lives of assets are capitalized for all assets; depreciation is provided over the estimated useful lives of the individual asset, using the straight- line method. The following asset lives are in effect:

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

                 JUNE 30, 2004 AND DECEMBER 31, 2003





NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Deferred Mortgage Costs

Costs related to the Wachovia Small Business Capital Mortgage are being amortized as follows:

            Costs        $35,800 360 Months Starting 1/l/1999


Major Customers:

In 2003 approximately $158,000 (18.35%), $128,000 (14.86%) and $52,000
(6.04%) of the Company's revenues were from its three largest customers. Accounts receivable from these customers approximated $23,000 at December 31, 2003.

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



NOTE 3 -  INVENTORY:

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:

                                       June 30,       December 31,
                                         2004             2003
                                     (Unaudited)        (Audited)
          Finished Goods               $ 42,300          $ 76,700
          Work-in-Process               193,400           216,000

          Raw Materials                  31,700            42,700
          Manufacturing Supplies         24,200            33,100

                 Total                 $291,600          $368,500





                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2004 AND DECEMBER 31, 2003



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

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to be renegotiated to match the Company's then-current financial circumstances.

Under the standby agreement of the SBA Loan (see Note 5) the chief Executive will take no action on the deferred compensation unless authorized by the lender. (See Note 2) The previously mentioned life insurance policy had a cash surrender value at June 30, 2004 of $122,700 and is shown net of loans of $121,300 under other assets.

An investment agreement was entered into with the Company on May 18, 2004. Pursuant to this agreement the executive officer forgave $200,000 of amounts due to him under the compensation agreement

The executive officer also agreed to postpone any and all remaining payments due him under the deferred compensation agreement for a period of 5 years starting May 18, 2004.






                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2004 AND DECEMBER 31, 2003





                                              June 30,      December 31,
                                                2004         2003
NOTE 5 -  LOANS PAYABLE -

          First Mortgage Loan:

          A new loan agreement was entered into
          between Dionics, Inc. and Wachovia
          Small Business Capital effective
          12/31/1998.

          The loan in the principal amount of
          $384,685 requires 360 monthly self-
          liquidating payments.  Interest is
          calculated on the unpaid principal
          balance at an initial rate of 8.23%
          per annum.  The interest rate on the
          loan is variable depending on an
          independent index related to the
          yield of United States Treasury
          Notes.  This rate change will occur
          once every 60 months.  Effective
          April 1, 2004 the interest rate
          changed to 6.16% per annum              $364,000    $368,000

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












                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2004 AND DECEMBER 31, 2003


                                              June 30,      December 31,
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

          Collateral.

          Dionics, Inc. will provide the
          following collateral:

          A) Deed of Trust/Mortgage on real
          estate located at 65 Rushmore Street
          Westbury, New York 11590.  Said Deed
          of Trust/Mortgage to be subject only
          to the following:

          1. Trust Deed/Mortgage held by
          Wachovia Small Business Capital
          with a balance of $364,000 and
          $368,000 as of June 30, 2004 and
          December 31, 2003 respectively.





                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2004 AND DECEMBER 31, 2003




                                              June 30,      December 31,
                                                2004         2003
NOTE 5 -  LOANS PAYABLE - (Continued)

          SBA Loan.

          Equipment Lease

          A 60 month equipment lease was entered
          into between the Company and Marlin
          Leasing Corp. for a Sharp Copying
          Machine.  The lease term was for
          an initial term of 60 monthly
          payments of $170.                       7,300        8,400

          Total Loan Payable                    677,100      717,200

          Less: Amount due within one year       10,000       42,400

               Long-Term Portion               $667,100     $674,800



NOTE 6 -  COLLATERALIZED ASSETS -

The Wachovia Small Business Capital and the SBA Loans are secured by a First Mortgage and a Second Mortgage respectively on the Company's Westbury Property.


NOTE 7 -  STOCK OPTION PLAN AND WARRANTS

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





                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2004 AND DECEMBER 31, 2003



NOTE 7 -  STOCK OPTION PLAN AND WARRANTS - (Continued)


Of such options, options to acquire 20,000 shares have lapsed as a result of certain employees having left the employ of the Company, leaving options to acquire 172,500 share outstanding (the "Outstanding Options"). In May 2004, the Company issued under the 2002 Stock Compensation Plan 172,5000 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. All of such shares are being held in escrow by the Company and will be released to each of the employees one year from issuance provided such employee is still employed by the Company.


During the quarter ended June 30, 2004, the Company agreed to issue a five-year option to a newly retained employee to acquire up to 105,000 shares of Common Stock at $0.15 per share. In addition, during the quarter ended June 30, 2004, the Company agreed to issued three-year warrants to two persons to acquire up to 5,000 shares each at $0.l5 per share.



NOTE 8 -  CONVERTIBLE PROMISSORY NOTES PAYABLE -

The Company issued convertible promissory notes in the amount of $55,000 to one investor and in the amount of $50,000 to the executive officer.
These notes will automatically convert into 1,100,000 and 1,000,000 common shares respectively upon the Company effecting the capitalization amendment to increase the authorized shares of the Company.

Unless earlier converted into shares of Common Stock of the Company the entire principal balance of these notes shall be due and payable six
(6)months from the date of the notes.

The Automatic Conversion Event, which automatically triggers the conversion of their Notes into Common Stock, will be deemed to have occurred on the date the Company, or any successor thereto, effects an increase in the authorized capitalization of the Common stock to a level sufficient to allow the subsequent shares to be issued to the Holder.





                            DIONICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2004 AND DECEMBER 31, 2003





NOTE 9 -  INCOME TAXES:

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

                              $1,366,200


NOTE 10 - COMMITMENT

a) The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was in the employ of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Company on his life, but currently remains unfunded.

b) A director of the Company executed an Investment Agreement pursuant to which he will be entitled to acquire 200,000 shares of Common Stock for $10,000 upon the Company effecting the Capitalization Amendment.










Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            Operation

LIQUIDITY AND CAPITAL RESOURCES

       During the Second Quarter of 2004, many significant activities took place with regard to the Company's financial and corporate structure. The Company finalized negotiations with a new investor, and brought into the corporate fold a total of $160,000 of new funding. Of that total, $110,000 came from the new investor, Alan Gelband Company, Inc. and, as required by the terms of its Investment Agreement with the Company, an additional $50,000 came from the Company's president, Bernard L. Kravitz. Mr. Kravitz also forgave a $200,000 portion of debt which the Company owed him as part of his Deferred Compensation Agreement. The new $160,000 capital input permitted the payment of many overdue Accounts Payable and resulted in the establishment of a modest cash reserve. As a further consequence of the new outside investment, an associate of the Alan Gelband Company, Mr. Kenneth Levy, joined the Board of Directors. The Company also sought and successfully gained re-listing of its shares on the Over The Counter (OTC) Bulletin Board. Later in the period, the Company also submitted to shareholders a Consent request which, just having been approved, increases the number of Authorized Common Shares from 5.0 million to 50 million, authorizes one million Preferred Shares, and also increases by 250,000 shares the number available for employee Incentive Stock Options. The Company was also able, during the Second Quarter, to secure the services of Mr.William T. Ryan, formerly the LED Product Manager for Philips Lighting, as vice-President for Business Development at Dionics, Inc. This whirlwind of corporate and financial activity is obviously indicative of a company in transition, and indeed it is Management's present goal to reposition the Company at the cutting edge of the burgeoning LED-based lighting market. We are pleased to report that, in the midst of this whirlwind, in the "eye of the hurricane," so to speak, the Company also managed to carry on what passes for normal operational activities.

      At June 30th, 2004, Working Capital stood at $ 447,600, up from $244,600 at December 31, 2003.

RESULTS OF OPERATIONS

      Sales volume in the First Six-Months of 2004 rose to $680,400, an increase of almost 60% from the $425,700 recorded in the same period of 2003. Due to the considerable increase in current Sales volume, most cost elements showed substantial percentage improvements over those in the same period of 2003. Gross Profit Margin increased to 32.5% of Sales in the current First-Half, as compared to 23.1% in the First-Half of 2003, while Selling, General and Administrative Expenses dropped to 27.3% of Sales as opposed to 43.6% in the same period last year. Results of Operations showed a $35,300 Profit in the First-Half of 2004, as compared to a Loss of $87,500 in the First-Half of 2003. Net Income for the period also benefited greatly from a special one-time Debt Forgiveness event of $200,000, leading to a favorable comparison with a Net Income of $226,300 in the First-Half of 2004 versus a Net Loss of $109,600 in the same period last year.

       For the Three-Months ending June 30th, the Company registered Sales volume of $313,900 as compared to $262,600 in the same period last year, an increase of almost 20%. There was a Net Income from Operations of $4,100 in the current period as compared to a Net Loss of $3,800 last year. Factoring in the special $200,000 Debt Forgiveness event, there was a Net Income for the period of $203,500 as compared to a Net Loss of $15,000 last year.

      With immediate assistance from the new funds that were made available, the Company was able to regain current status on almost all its overdue Accounts Payable. The Company was also able to develop initial prototypes for several major growth opportunities in the newly chosen target-market for its patent-pending LED-based Silicon Light Chips. Management is also exploring the establishment of working relationships with other companies in that field, preparing itself for what it sees as an eventual transition toward these newer, more lucrative future-markets. In spite of now being in the midst of the traditionally slow Third Quarter, and still suffering from the recent limited economic visibility, Management is highly focused "across the valley" on this exciting new aspect of the lighting industry.

      Finances for Dionics, Inc. can still be correctly labeled a "high-wire act," but recent favorable events have established at least a modestly functional safety net for us. Near-term, our combined Management goals will be to both weave a still stronger financial safety net, and also create such a vigorous future-oriented marketing thrust that the safety net will become a financial war-chest.

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

Item 2.  Changes in Securities.

      In May 2004, the Company entered into an Investment Agreement with Alan Gelband ("Gelband") pursuant to which up to 2,200,000 shares of Common Stock will be issued in consideration for an investment of $110,000 (the "Gelband Agreement"). Pursuant to the terms thereof, the Company received from Gelband the initial installment of $55,000 in May 2004 and delivered to Gelband 1,100,000 shares and, in June 2004, received the balance of $55,000 pursuant to which convertible promissory notes have been issued which will automatically convert into 1,100,000 shares upon the Company effecting an increase in the number of its authorized shares of Common Stock (the "Capitalization
Amendment"). Pursuant to and as required by the Gelband Agreement, the Company entered into an Investment Agreement with Bernard Kravitz, the Company's President, pursuant to which Bernard Kravitz agreed to make an investment of $50,000 in the Company in consideration for which he will receive 1,000,000 shares and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share. Pursuant to the terms thereof, in June 2004, the Company received the investment from Mr. Kravitz of $50,000 and issued a convertible promissory note which will automatically convert into 1,000,000 shares upon the Company effecting the Capitalization Amendment. In addition, contemporaneously with the execution of the foregoing agreements, and as required by the Gelband Agreement, Kenneth Levy became a director of the Company and executed an Investment Agreement pursuant to which Levy will be entitled to acquire 200,000 shares of Common Stock for $10,000 upon the Company effecting the Capitalization Amendment.

     In 2002, the Company granted options to employees to acquire an aggregate of 192,500 shares of Common Stock which options were granted under the 1997 Incentive Stock Option Plan. Of such options, options to acquire 20,000 shares have lapsed as a result of certain employees having left the employ of the Company, leaving options to acquire 172,500 shares outstanding (the "Outstanding Options"). In May 2004, the Company issued under the 2002 Stock Compensation Plan 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. All of such shares are being held in escrow by the Company and will be released to each of the employees one year from issuance provided such employee is still employed by the Company.

      During the quarter ended June 30, 2004, the Company agreed to issue a five-year option to a newly retained employee to acquire up to 105,000 shares of Common Stock at $.0.15 per share. In addition, during the quarter ended June 30, 2004, the Company agreed to issue three-year warrants to two persons to acquire up to 5,000 shares each at $0.15 per share.

     All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

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

          (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2004.

     Form 8-K (date of report: May 24, 2004); Items reported -
     Item 5 and 7 (transaction with Alan Gelband); no financial statements filed.





                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIONICS, INC.
                                   (Registrant)


Dated: August 16, 2004         By: /s/ Bernard Kravitz
                                   Bernard Kravitz, President


Dated: August 16, 2004         By: /s/ Bernard Kravitz
                                   Bernard   Kravitz,   Principal
                                   Financial Officer