Form 10QSB
period 2004-09-30
DIONICS INC
filed 2004-11-15
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

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

    Common, $.01 par value per share: 7,256,178 outstanding as of November 1, 2004 (excluding treasury shares)



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



                PART I - FINANCIAL INFORMATION

                         DIONICS, INC.


                 Index to Financial Information
                Period Ended September 30, 2004



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


                       September 30, 2004


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

     The   results  of  operations  for  the  nine  months  ended

September 30, 2004 are not necessarily indicative of the  results of operations for the full fiscal year ending December 31, 2004.

     These  condensed  statements should be read  in  conjunction with  the  Company's  financial statements  for  the  year  ended

December 31, 2003.


                          DIONICS, INC.

                          BALANCE SHEETS



                                            SEPTEMBER 30, DECEMBER 31,
                                                2004          2003
                                            (UNAUDITED)    (AUDITED)

                           A S S E T S

CURRENT ASSETS:
  Cash                                     $   64,800    $   13,300
  Accounts Receivable Trade
    (Less Estimated Doubtful Accounts
    of $7,300 in 2004 and $7,300 in
    2003) - (Note 2)                           57,900        54,400
  Inventory - Notes 2 and 3                   275,000       368,500
  Prepaid Expenses and Other Current
    Assets                                     12,300        24,300

     Total Current Assets                     410,000       460,500



PROPERTY, PLANT AND
  EQUIPMENT - (Notes 2 and 6)
    (At Cost Less Accumulated
      Depreciation of $1,699,000
      in 2004 and $1,692,300 in 2003)          65,400        70,800



DEPOSITS AND OTHER ASSETS -
 (Notes 2 and 4)                               30,600        39,700


     Total                                 $  506,000    $  571,000



All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                            BALANCE SHEETS


                                               SEPTEMBER 30,  DECEMBER 31,
                                                    2004          2003
                                                (UNAUDITED)    (AUDITED)

                        L I A B I L I T I E S


CURRENT LIABILITIES:
  Current Portion of Long-Term
    Debt - (Note 5)                            $   11,300    $   42,400
  Accounts Payable                                 36,400       137,200
  Accrued Expenses                                 40,700        36,300


     Total Current Liabilities                     88,400       215,900


Long-Term Debt Less Current
  Maturities - (Note 5)                           663,300       674,800
Deferred Compensation Payable - (Note 4)          301,000       501,000

     Total Liabilities                          1,052,700     1,391,700

COMMITMENT


                      SHAREHOLDERS' (DEFICIENCY)

Common Shares - $.01 Par Value
  Authorized 50,000,000 Shares
    Issued 7,420,722 Shares in 2004
    and    3,848,222 in 2003 (Note 7 and 8)        74,200        38,400
  Preferred Share $.01 par value
  Authorized 1,000,000 Shares Issued None
Additional Paid-in Capital                      1,669,200     1,522,800
(Deficit)                                      (2,069,500)   (2,161,300)

                                                 (326,100)     (600,100)
Less: Treasury Stock at Cost
  164,544 Shares in 2004 and
  164,544 Shares in 2003                         (220,600)     (220,600)

     Total Shareholders' (Deficiency)            (546,700)     (820,700)


          Total                                $  506,000    $  571,000


All amounts have been rounded to the nearest $100.

See Independent Auditor's Report.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                  CONDENSED STATEMENT OF OPERATIONS


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                2004            2003
                                             (UNAUDITED)     (UNAUDITED)


SALES                                        $  818,600     $  690,300

COST AND EXPENSES:
  Cost of Sales (Including
    Research and Development Costs)             624,000        516,200
  Selling, General and Administrative
    Expenses                                    291,900        259,100

     Total Costs and Expenses                   915,900        775,300
NET (LOSS) FROM OPERATIONS                      (97,300)       (85,000)
DIVIDENDS AND OTHER INCOME                        4,800          3,200

FORGIVENESS OF DEFERRED COMPENSATION            200,000
                                                107,500        (81,800)
OTHER DEDUCTIONS
  Interest Expense                               14,800         31,600

NET INCOME (LOSS) FOR THE PERIOD
  BEFORE INCOME TAXES                            92,700       (113,400)

INCOME TAXES                                        900            900

NET INCOME (LOSS) FOR THE PERIOD             $   91,800     $ (114,300)

NET INCOME (LOSS) PER SHARE -
  Basic - Before Forgiveness of
         Deferred Compensation               $  (.02098)    $  (.03103)

       - After Forgiveness of
         Deferred Compensation               $   .01780     $

  Diluted - Note 7                           $   .01752     $


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                     5,157,288      3,683,678

    Diluted - Note 7                          5,237,084


All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                  CONDENSED STATEMENT OF OPERATIONS


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 2004           2003
                                             (UNAUDITED)    (UNAUDITED)


SALES                                        $  138,200      $  264,600
COST AND EXPENSES:
  Cost of Sales (Including Research
    and Development Costs)                      164,400         188,800
  Selling, General and Administrative
    Expenses                                    106,400          73,300

     Total Costs and Expenses                   270,800         262,100
NET (LOSS) INCOME FROM OPERATIONS              (132,600)          2,500

DIVIDENDS AND OTHER INCOME                        3,500           2,700
                                               (129,100)          5,200
OTHER DEDUCTIONS:
  Interest Expense                                5,300           9,800
NET (LOSS) FOR THE PERIOD BEFORE
  INCOME TAXES                                 (134,400)         (4,600)
INCOME TAXES                                        100             100

NET (LOSS) FOR THE PERIOD                    $ (134,500)      $  (4,700)

NET (LOSS) PER SHARE -
  Basic                                      $ (.018536)      $(.001275)

  Diluted - Note 7                           $                $


Average Number of Shares
  Outstanding Used in Computation
  of Per Share Income -
    Basic                                     7,256,178       3,683,678

    Diluted    - Note 7





All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.


                            DIONICS, INC.

                       STATEMENT OF CASH FLOWS


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                          2004        2003
                                                      (UNAUDITED) (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $  91,800    $(114,300)
  Less: Noncash Transactions (See Below)               (200,000)
  Adjustment to Reconcile Net Income to
     Net Cash provided from Operating Activities:
      Depreciation and Amortization                       5,400        5,400
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable           (3,500)      20,600
    Decrease (Increase) in Inventory                     93,500      (45,000)
    Decrease (Increase) in Prepaid Expenses and
     Other Current Assets                                12,000       (2,000)
    Decrease in Deposits and Other Assets                 9,100        2,500
    (Decrease) Increase in Accounts Payable            (100,800)      26,200
    Increase in Accrued Expenses                         16,600       12,400
    Decrease in SBA Loan Receivable                         -0-      255,800
     Net Cash (Used In) Provided by
        Operating Activities                            (75,900)     161,600
CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
  Repayment of Debt                                     (42,600)     (87,800)
  Proceeds from Sale of Capital Stock                   170,000          -0-

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
  Purchase of Equipment                                     -0-      (10,200)

NET INCREASE IN CASH                                     51,500       63,600

CASH - Beginning of Period                               13,300       28,200

CASH - End of Period                                  $  64,800    $  91,800


Summary of Significant Noncash Transaction:
During the six months ended June 30, 2004, the Company's executive officer forgave $200,00 of deferred compensation owed to him.


All amounts have been rounded to the nearest $100.

The accompanying notes are integral part of this statement.



                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003




NOTE 1 -  BUSINESS:

          The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multi- component integrated circuits and as multicomponent hybrid circuits.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Going Concern Opinion

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the financial statements, the Company realized net income of $91,800 for the nine months ended September 30, 2004 and had incurred substantial net losses for each of the past two years. At September 30, 2004 total liabilities exceeded total assets by $546,700.

          In the opinion of management, had the market value of the Company's real estate property, rather than its greatly depreciated book value been included with the Company's assets, then the Company's total assets would have exceeded total Company liabilities by approximately $485,000.

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




                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003




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













                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (Continued)

          Deferred Mortgage Costs

          Costs related to the Wachovia Small Business Capital
          Mortgage are being amortized as follows:

            Costs   $35,800 to be amortized over 360
                    Months Starting 1/l/1999


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



NOTE 3 -  INVENTORY:

          Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market, and are comprised of the following:



                           September 30,  December 31,
                               2004           2003
                           (Unaudited)     (Audited)

     Finished Goods          $ 39,500     $  76,700
     Work-in-Process          180,500       216,000
     Raw Materials             31,000        42,700
     Manufacturing Supplies    24,000        33,100

           Total             $275,000     $ 368,500





                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



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

          The previously mentioned life insurance policy had a cash surrender value at September 30, 2004 of $122,700 and is shown net of loans of $121,300 under other assets.

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




                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                 September 30,  December 31,
                                    2004          2003

NOTE 5 -  LOANS PAYABLE -

          First Mortgage Loan:

A new loan agreement was entered into
between Dionics, Inc. and Wachovia
Small Business Capital effective
12/31/1998.

The loan in the principal amount of
$384,685 requires 360 monthly self-
liquidating payments.  Interest is
calculated on the unpaid principal
balance at an initial rate of 8.23%
per annum.  The interest rate on the
loan is variable depending on an
independent index related to the
yield of United States Treasury
Notes.  This rate change will occur
once every 60 months.  Effective
April 1, 2004 the interest rate
changed to 6.16% per annum              $362,000    $368,000

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


                              DIONICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                 September 30,  December 31,
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

Collateral.

Dionics, Inc. will provide the
following collateral:

A) Deed of Trust/Mortgage on real
estate located at 65 Rushmore Street
Westbury, New York 11590.  Said Deed
of Trust/Mortgage to be subject only
to the following:

1. Trust Deed/Mortgage held by
Wachovia Small Business Capital
with a balance of $362,000 and
$368,000 as of September 30, 2004
and December 31, 2003 respectively.



                               DIONICS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                    September 30,  December 31,
                                         2004          2003

NOTE 5 -  LOANS PAYABLE - (Continued)

Equipment Lease

A 60 month equipment lease was entered
into between the Company and Marlin
Leasing Corp. for a Sharp Copying
Machine.  The lease term was for
an initial term of 60 monthly
payments of $170.                        6,800        8,400

Total Loan Payable                     674,600      717,200

Less: Amount due within one year        11,300       42,400

Long-Term Portion                     $663,300     $674,800



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



                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



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

          For the nine months ended September 30, 2003 and for the three months ended September 30, 2004 assuming exercise of options and warrants would be Anti-Dilute since an increase in the number of shares assumed to be outstanding would reduce the amount of the loss per share.



NOTE 8 -  RECAPITALIZATION -

          On August 30, 2004 The Company certificate of
          Incorporation was amended as follows:

          The total number of shares of capital stock which the Corporation is authorized to issue is 51,000,000 of which 50,000,000 shares with a par value of $0.01 each shall be Common Stock and of which 1,000,000 shares with a par value of $0.01 each shall be Preferred Stock.

          At the same time The Company's 1999 incentive stock option plan was amended to increase the number of common stock reserved for issuance by 250,000 shares.




                DIONICS, INC.

        NOTES TO FINANCIAL STATEMENTS

   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003




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





Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            Operation

LIQUIDITY AND CAPITAL RESOURCES

      The Third Quarter of 2004 was a very disappointing one. In our industry, the Third Quarter of any year tends to be the worst one of the year, but for Dionics, Inc. in 2004, the Third Quarter was most distressing. Sales volume dropped to only $138,200, well under half of the previous quarter's $313,900, and completely short-circuited the Company's earlier "turnaround" pattern. Perhaps most important, the low sales volume began to seriously drain the modest cash reserves the Company had only just recently re-established. In Management's opinion, the Third Quarter drop was more an outgrowth of a general industry slowdown than a manifestation of Dionics-specific problems. Evidence of growing order-inputs and rising shipping levels early in the Fourth Quarter support that view. This view is also supported by some anecdotal evidence supplied by other companies, but the final proof will be seen in the Fourth Quarter totals which will develop later on.

      The Company's plans to aggressively pursue the LED-lighting marketplace were forced to throttle back, in favor of capital preservation. The plans remain just as valid as before, but the wherewithal to pursue them is now somewhat limited, until such time as new working capital is added to the picture. We have been exploring a variety of sources for that new working capital, including equity-based private investments, refinancing of mortgages and even sale/leaseback of our manufacturing facilities. The company is also exploring potentials for growth through the Merger and Acquisition process. Management views the Third Quarter results more as a temporary element of delay in its commitment to growth than it does a permanent obstacle to that growth. It should also be pointed out that, even with the disappointing Third Quarter included, the Nine-Month sales results for 2004 exceeded those of 2003. We interpret this as evidence of growth momentum lurking just below the surface.

RESULTS OF OPERATIONS

      Sales volume in the First Nine-Months of 2004 reached $818,600 as compared to $690,300 in the same period last year. Largely because of a $200,000 forgiveness of Deferred Compensation debt by the Chief Executive Officer, a Net Income of $91,800 for the Nine-Months of 2004 compared favorably with a Net Loss of $114,300 for the Nine-Months of 2003.

      Sales volume in the Three-Months ended September 30, 2004 was $138,200, compared to $264,600 in the same period last year. Part of the unfavorable comparison stems from the fact that the Third Quarter of 2003 benefited from a large shipment that had been scheduled for the month of June, but which was late and finally shipped in July. Thus it artificially made the Second Quarter of 2003 lower, but the Third Quarter higher in sales volume. That higher total for the 2003 quarter now accentuates the unfavorable comparison to the Third Quarter totals for 2004. This is not, however, to deny that the current period was poor by any measure.

      As a result of many largely fixed operating expenses, the effect of lower sales volume in the current period produced a significant Net Loss, $134,500 as compared to a Net Loss of $4,700 in the Third Quarter last year. Early evidence, however, suggests that the Fourth Quarter of 2004 will show a sales rebound and much better final results.

      The financial conditions for Dionics, Inc. are presently precarious, but hopefully only on a temporary basis. Management's undivided attention is on securing additional working capital, and then using it to foster the marketing growth we feel is inherent in our technology. The LED-lighting market still possesses major long-range potential for us, but other product lines still do occasionally spike up with attractive opportunities. As always, we are leaving no stone unturned in pursuing profitable growth for Dionics, Inc.

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

Item  2.   Unregistered  Sales of Equity Securities  and  Use  of
           Proceeds.

      In May 2004, Dionics, Inc. (the "Company") entered into an Investment Agreement with Alan Gelband ("Gelband") pursuant to which up to 2,200,000 shares of Common Stock would be issued in consideration for an investment of $110,000 (the "Gelband Agreement"). Pursuant to the terms thereof, the Company received from Gelband the initial installment of $55,000 in May 2004 and delivered to Gelband 1,100,000 shares and, in June 2004, received the balance of $55,000 pursuant to which convertible promissory notes (the "Gelband Notes") were issued which would automatically convert into 1,100,000 shares upon the Company effecting an increase in the number of its authorized shares of Common Stock (the "Capitalization Amendment"). Pursuant to and as required by the Gelband Agreement, the Company entered into an Investment Agreement with Bernard Kravitz, the Company's President, pursuant to which Bernard Kravitz agreed to make an investment of $50,000 in the Company in consideration for which he would receive 1,000,000 shares and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share. Pursuant to the terms thereof, in June 2004, the Company received the investment from Mr. Kravitz of $50,000 and issued a convertible promissory note (the "Kravitz Note") which would automatically convert into 1,000,000 shares upon the Company effecting the Capitalization Amendment. In addition, contemporaneously with the execution of the foregoing agreements, and as required by the Gelband Agreement, Kenneth Levy became a director of the Company and executed an Investment Agreement pursuant to which Levy will be entitled to acquire 200,000 shares of Common Stock for $10,000 upon the Company effecting the Capitalization Amendment.

      As a result of the Company effecting the Capitalization Amendment as of August 30, 2004, each of the Gelband Notes and Kravitz Note automatically converted into shares of Common Stock as described above and Kenneth Levy acquired shares as described above.

     All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


Item 3.    Defaults Upon Senior Securities.

     None.


Item 4.    Submission of Matters to a Vote of Security-Holders.

      Pursuant to a Consent Statement dated July 13, 2004 furnished to stockholders, stockholders were asked (i) to consider and consent to a proposal to amend to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock and to authorize a new class of Preferred Stock; and (ii) to consider and consent to a proposal to amend the Company's 1997 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares. Written consents were tabulated on August 16, 2004. Regarding proposals (i) and (ii), such proposals were approved by the consent of the holders representing a majority of outstanding shares of Common Stock. Proposal (i) received 2,895,197 affirmative votes, 129,682 negative votes and 25,855 abstentions. Proposal (ii) received 2,960,845 affirmative votes, 56,786 negative votes and 33,103 abstentions.


Item 5.    Other Information.

       None.


Item 6.    Exhibits.

       Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

     31.2 Certification of Principal Financial Officer pursuant
     to Section 302 of the Sarbanes-Oxley    Act of 2002 (Rules
     13a-14 and 15d-14 of the Exchange Act)

     32.1 Certification pursuant to Section 906 of the Sarbanes-
     Oxley Act of 2002 (18 U.S.C. 1350)







                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIONICS, INC.
                                   (Registrant)


Dated: November 15, 2004          By: /s/ Bernard Kravitz
                                  Bernard Kravitz, President


Dated: November 15, 2004          By: /s/ Bernard Kravitz
                                  Bernard Kravitz, Principal
                                  Financial Officer