Form 10KSB/A
period 2003-12-31
DIONICS INC
filed 2005-04-05
CIK 29006

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-KSB/A
                        (Amendment No. 1)

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-08161

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

                       EXPLANATORY NOTE

      Dionics, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Original Report") to amend the financial statements included with the Original Report and include a report of an independent public accounting firm registered with the Public Company Accounting Oversight Board.

     The Amendment only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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



                                   Dated:    April 4, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                    Date



/s/ Bernard Kravitz           President, Secretary,    04/04/05
Bernard Kravitz               Treasurer,  Director
                              (Principal Executive
                              Officer and Principal
                              Financial Officer)


/s/ David M. Kaye             Director                 04/04/05
David M. Kaye


____________________          Director                    --
Kenneth Levy

                                  DIONICS, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                                  DIONICS, INC.
                          INDEX TO FINANCIAL STATEMENTS


Contents                                                                  Page

Independent Auditors' Report                                              1

Balance Sheet at December 31, 2003                                        2

Statements of Operations for the years
ended December 31, 2003 and 2002                                          4

Statements of Shareholders' Equity for the years
ended December 31, 2003 and 2002                                          5

Statements of Cash Flows for the years
ended December 31, 2003 and 2002                                          6

Notes to Financial Statements                                             8

BLOOM & CO., LLP
50 CLINTON STREET                                   TEL 516 - 486-5900
HEMPSTEAD. NEW YORK 11550                           FAX : 516 - 486-5476
CERTIFIED PUBLIC ACCOUNTANTS

STEVEN BLOOM, CPA                                   MEMBER OF
FREDERICK PAUKER, CPA                               AMERICAN INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA                      CERTIFIED PUBLIC ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Dionics, Inc.

We have audited the accompanying balance sheet of Dionics, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements, as of December 31, 2002. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



BLOOM & CO., LLP
Hempstead, New York
March 28, 2005

                                  DIONICS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

                                                                          2003
                                                                          ----

Current assets:

Cash                                                                  $   13,300
Trade accounts receivable, net                                            54,400
Inventories                                                              368,500
Prepaid expenses                                                          24,300
                                                                      ----------

Total current assets                                                     460,500

Property and equipment, net                                               70,800

Other assets:

Deposits                                                                  39,700
                                                                      ----------

Total Assets                                                          $  571,000
                                                                      ==========


The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

                                                                        2003
                                                                        ----
Current liabilities:

Accounts payable                                                   $    137,200
Accrued expenses                                                         36,300
Current maturities of long term debt                                     46,300
                                                                   ------------

Total current liabilities                                               219,800

Notes Payable-Non current:
Long-Term Debt less Current Maturities                                  670,900
Compensation Payable                                                    501,000
                                                                   ------------

Total Liabilities                                                     1,391,700

Stockholders' equity:

Common stock par value $.01;
5,000,000 shares authorized,
3,848,222 issued and outstanding
on December 31, 2003                                                     38,400
Additional paid in capital                                            1,522,800
Accumulated deficit                                                  (2,161,300)
Less: Treasury Stock at Cost
   164,544 Shares                                                      (220,600)
                                                                   ------------

Total stockholders' (deficit)                                          (820,700)
                                                                   ------------

Total liabilities and
stockholders' (deficit)                                            $    571,000
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                       2003             2002
                                                       ----             ----

Sales                                                  $861,200        $628,200
Cost of sales                                           749,300         834,700
                                                   ------------    ------------

Gross Profit                                            111,900        (206,500)

Other costs:
Selling, general and
 Administration                                         346,500         369,100
                                                   ------------    ------------

Total other costs                                       346,500         369,100
                                                   ------------    ------------

(Loss) from operations                                 (234,600)       (575,600)

Other income and (expense):

Interest income                                           1,700           3,400
Interest expense                                        (41,000)        (44,800)
                                                   ------------    ------------

Net (loss) for the year before income taxes            (273,900)       (617,000)
Income tax expense                                          900             900
                                                   ------------    ------------

Net (loss)                                             (274,800)      $(617,900)
                                                   ============    ============

Basic (Loss) per common share                            $(.075)         $(.168)
                                                   ============    ============

Weighted average number
of common shares outstanding                          3,683,678       3,683,678
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                              Common Stock           Additional                       Treasury Stock
                         Number of                      Paid                      Number of
                           Shares        Value       in Capital     Deficit         Shares        Cost           Total
                        -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance as of
January 1, 2002           3,848,222       $38,400    $1,522,800   $(1,268,600)       164,544     $(220,600)       $72,000

Loss for Period                  --            --            --      (617,900)            --            --       (617,900)
                        -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance as of
December 31, 2002         3,848,222       $38,400    $1,522,800   $(1,886,500)       164,544     $(220,600)     $(545,900)

Loss for period                  --            --            --      (274,800)            --            --       (274,800)
                        -----------   -----------   -----------   -----------    -----------   -----------    -----------
December 31, 2003         3,848,222       $38,400    $1,522,800   $(2,161,300)       164,544     $(220,600)     $(820,700)
                        ===========   ===========   ===========   ===========    ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements

                                  DIONICS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           2003          2002
                                                           ----          ----

Cash flows from operating activities:

Net income(loss)                                       $ (274,800)   $ (617,900)
Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation and amortization                               6,700         8,800

Change in assets and liabilities:
Accounts receivables                                       41,200        46,700
Prepaid expenses                                            2,800         6,000
Inventories and parts                                      21,700        15,200
Deposits and other assets                                   3,100        (4,100)
Accounts payable                                           55,700        26,000
Accrued expenses                                           (3,900)       16,300
Deferred Compensation                                          --       (13,800)
                                                       ----------    ----------

Net cash provided (used) by operations                 $ (147,500)   $ (516,800)


The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

                                                            2003         2002
                                                            ----         ----
Net cash provided (used) by
operating activities                                     $(147,500)   $(516,800)

Cash flows from investing activities:

(Increase) in fixed assets                                 (10,300)      (1,900)
                                                         ---------    ---------

Net cash (used in) investing  activities                   (10,300)      (1,900)

Cash flows from financing activities;

Small Business Administration Loan                         255,800       50,000
Principal payment of long-term debt                       (112,900)     (54,100)
                                                         ---------    ---------

Net cash (used in) financing activities                    142,900       (4,100)
                                                         ---------    ---------

Net increase(decrease) in cash                             (14,900)    (522,800)
Cash at beginning of year                                   28,200      551,000
                                                         ---------    ---------

Cash at end of year                                      $  13,300    $  28,200
                                                         =========    =========

Cash paid during the twelve months ended December 31:

                                                              2003         2002
                                                              ----         ----

Interest                                                    42,000       43,700

Income Taxes                                                   900          900

The accompanying notes are an integral part of these financial statements.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents.

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $12,779 as of December 31, 2003.

Fair Values of Financial Instruments.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Accounts Receivable

Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations.

Inventories

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. Dionics monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. Dionics adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventory at December 31, 2003 was as follows:


                                                  2003

Raw materials (net of reserves)                 $42,700
Work in process                                 216,000
Manufacturing Supplies                           33,100
Finished goods                                   76,700

Total                                         $ 368,500

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short-term notes.

Long-Lived Assets- Property, Plant And Equipment

These assets are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are:
machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon have been charged to operations over the period of expected service.

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300.

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N.
Joint Venture are being amortized over ten years as follows:

  Cost                       $52,000
  Accumulated Amortization   (16,363)

                             $35,637

Amortization for 2003 and 2002 was $3,268 for both years.

Major Customers

In  2003 approximately $158,000 (18%), $128,000 (15%) and  52,000
(6%)  of  the  Company's  revenues were from  the  three  largest
customers.   Accounts receivable from such customers approximated
$23,000 at December 31, 2003.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Net Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is antidilutive, in 2003 and 2002.

In 2003 and 2002, basic loss per share of Dionics, Inc. was $(.08) and $(.17) per share, respectively. The diluted weighted average common shares outstanding at December 31, 2003 and 2002, was 3,683,678 and diluted earnings per share was $(.08) and $(.17), respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Recently Issued Accounting Standards

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses the timing of recognition and the related measurement of the costs of one-time termination benefits. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed. Dionics adopted SFAS 146 effective January 1, 2002. The adoption of SFAS 146 did not have a material effect on the financial position, results of operations or cash flows of Dionics.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, Dionics did not have any significant guarantees.

Dionics adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (Continued)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non-controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered
SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (Continued)

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real
Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the standard during the third quarter of 2005 using the modified-retrospective transition method provided in the Statement. Under this method, the Company will restate all prior periods presented on a consistent basis. The Company does not believe the adoption of this Statement will have a material impact on the trend of net earnings or net earnings per share.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS

Background

Dionics, Inc., a Delaware corporation, is located at 65 Rushmore Street, Westbury, NY. Dionics, Inc., designs, manufactures and sells silicon semi-conductor electronic products, individual discrete components, multi-component integrated circuits and multi-component hybrid circuits.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2003 and 2002 the trade accounts receivable were as follows:

                                                   2003

           Trade accounts receivable              $61,686
           Less: allowance for doubtful accounts   (7,286)

           Trade accounts receivable, net         $54,400


At December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans.
There was no bad debt expense for the years ended December 31, 2003 and 2002.


NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2003 property, plant and equipment consisted of the following:

                                            2003

        Equipment                       $1,199,747
        Building                           121,986
        Furniture and Fixtures             233,268
        Leasehold Improvements             169,435
        Land                                40,000
                                         1,764,436

        Less:   accumulated
        depreciation                    (1,693,636)

        Net  property, plant,          $
        and equipment                       70,800


Depreciation expenses for the years ended December 31, 2003 and 2002 were $6,700 and $8,800, respectively.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 5.  DEFERRED COMPENSATION PAYABLE

In 1987 we entered into an agreement, amended in 1997 and 1999, which provides for a 72-month schedule of payments to our chief executive officer.

In connection with the refinancing of the Wachovia Small Business
Capital (formerly First Union Small Business Capital), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by us and our chief executive officer.

We have executed a mortgage subordinate to the existing first and second mortgage secured by land and building at 65 Rushmore Street, Westbury, NY in favor of the chief executive officer to insure amounts due him on the deferred compensation agreement.

A new 72-month schedule consists of a 24-month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments.

Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, we have not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as our need for operating capital, there can be no assurance that we will be able to satisfy the terms of this new agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match our then -current financial circumstances.

Under the standby agreement of the SBA Loan the chief executive will take no action on the deferred compensation unless authorized by the lender.

The previously mentioned life insurance policy had a cash surrender value at December 31, 2003 of $122,700 and is shown net of loans in the amount of $118,900 under other assets.

NOTE 6. LONG-TERM DEBT

Our long-term debt of at December 31, 2003 includes a mortgage and notes payable as follows:


                          2003

Mortgage payable        $ 368,000
Term loans                 35,000
Lease                       8,400
SBA - Loan                305,800
                          717,200

Less:  current
maturities                (46,300)

                        $ 670,900

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT  (continued)

Principal payments over the next five years and in total are:

    Year                     Payments

    2004                     $ 46,300
    2005                       63,570
    2006                       66,301
    2007                       69,498
    2008                       70,141
    After 2008                401,429

                             $717,200


Mortgage Payable

In 1998, a loan agreement was entered into between us and Wachovia Small Business Capital (formerly the First Union Business Capital). The loan amount was $384,685 which requires 360 monthly self-liquidating payments in the amount of $2,885. Interest is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months. $358,232 of the mortgage amount was used to satisfy the balance of the mortgage due D.A.N Joint Venture in full.

Term Loans

Term loans agreements with D.A.N. Joint Venture, dated 1999, were restructured and replaced by a new term loan in the principal amount of $283,850, ("Term Loan A") structured over two five-year periods. During the first five-year period ended March 31, 1999 the Company paid interest only. During the second five-year period commencing April 1, 1999, the balance due was to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance. The monthly payments are $6,423. The principal balance as of December 31, 2003 was $22,034.

D.A.N. Joint Venture and the Company also re-financed and amount of $167,500 stemming from the original mortgage amount, (Term Loan - C). Term Loan - C, is structured over two five-year periods, subject to the same terms noted above in Term Loan - A. The principal balance as of December 31, 2003 was $13,002. Monthly payments for this loan are $3,790.

Small Business Administration Loan

On October 20, 2002, the Company was approved with the Small Business Administration for a loan in the amount of $305,800. Interest will accrue at the rate of 4% per annum. Monthly payments of $5,632 will begin 25 months from the date of the promissory note. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to the principal. Interest will accrue only on funds actually advanced from the date of each advance, but in no case sooner than 24 months from the date of the promissory note.
Dionics, Inc. will provide the deed of trust/mortgage on real estate located at 65 Rushmore Street, Westbury, NY 11590, as collateral.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 7. COLLATERIALIZED ASSETS

The Wachovia Small Business Capital and the SBA Loans are secured by a First Mortgage and a Second Mortgage, respectively on the Company's Westbury Property. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.

NOTE 8. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2002, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2003, 57,500 options were available for future grant.

            Number of       Weighted
             options         Average     Exercise
            Currently       Remaining      Price
           Exercisable      Estimated
                              Life

             188,500          5.31        $  0.10
               4,000          8.27           0.20
             192,500          5.37           0.10


Since the market price of the Company's Common Stock was below the exercise option at December 31, 2003 and 2002, and the Company had a net loss for the twelve months ended December 31, 2003 and 2002, the options were anti-dilutive and were not considered in determining diluted earnings per share.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2003, the components of deferred tax assets were as follows:

Deferred tax assets:

     Accounts receivable allowance          3,000
     Net operating loss carryforward      465,000

     Total gross deferred tax assets      468,000
     Less: Valuation allowance           (468,000)

     Net deferred tax assets             $    --



Dionics   had   net  operating  losses  (NOLs)  of  approximately
$1,366,200 at December 31, 2003. These NOLs and corresponding estimated tax assets, computed at a 34% tax rate, expire as follows:

               Year loss   Expiration   Loss       Estimated
               Incurred    Date         Amount     Tax Asset

                 1992      2007         $115,200     39,000
                 2001      2016          373,000    127,000
                 2002      2017          603,000    205,000
                 2003      2018           94,000    275,000

                Total                 $1,366,200  $ 465,000

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in our sales and profitability, sales backlog, and budgeted sales management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The valuation allowance of $395,000 as of December 31, 2002 increased by $93,000 in 2003. The change in valuation allowance was a consequence of additional net operating loss of $94,000 in 2003 and a decrease of $1,000 in allowances for doubtful accounts. The Company believes it is possible that the benefit of these additional assets may not be realized in the future.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by Dionics' on his life; however currently the policy remains unfunded.

NOTE 11.  RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401(k) plan. These shares had been contributed by the Company's 401(k) Plan during 1993. The amount paid on February 22, 2002 was $3,817 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these shares in less than one year, as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,817 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The Company may issue up to 150,000 shares under the 2002 Plan. As of December 31, 2003, no other shares have been granted under the 2002 Plan.

NOTE 12. RESEARCH AND DEVELOPMENT

Research  and  development  costs are charged  to  operations  as incurred.  Management estimates research and development expenses
to   have   been   approximately  $30,000  in  2003   and   2002,
respectively.

NOTE 13. SUBSEQUENT EVENTS

In August 2004, the Company amended its Certificate of Incorporation filed in the State of Delaware and effected the "Capitalization Agreement." The Capitalization Agreement amends the following: (i) increased the number of authorized shares of Common Stock of the Company from 5,000,000 shares of Common Stock, $.01 par value, to 50,000,000 shares, and (ii) created a new class consisting of 1,000,000 shares of Preferred Stock, $.01 par value.

In May 2004, the Company entered into the following investment agreements, upon an increase in the number of its authorized shares of Common Stock the Capitalization Agreement:

  1. Stock Purchase Agreement - 2,200,000 shares of Common Stock would be issued in consideration for an investment of $110,000. In addition to the execution of the agreement, Kenneth Levy will become a director of the Company, whereby he will be entitled to acquire 200,000 shares of Common Stock for $10,000.

  2. The Kravitz Note - 1,000,000 shares of Common Stock and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share has been issued to the president of the Company, Bernard Kravitz, for an investment of $50,000.

                          DIONICS, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 13. SUBSEQUENT EVENTS (continued)

In May 2004, the Company issued, under the 2002 Stock Compensation Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. During the quarter ended June 30, 2004, the Company agreed to issue a five-year option to a newly retained employee to acquire up to 105,000 shares of Common Stock at $.15 per share. The Company also agreed to issue three-year warrants to two persons to acquire up to 5,000 shares each at $.15 per share.