Form 10QSB/A
period 2004-03-31
DIONICS INC
filed 2007-10-01
CIK 29006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

            |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

            |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


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

                                 Yes |_| No |X|

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

             Common, $.01 par value per share: 3,683,678 outstanding
              as of May 1, 2004 (excluding 164,544 treasury shares)

================================================================================

                                EXPLANATORY NOTE

      Dionics, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (the "Amendment") to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 (the "Original Report") to replace the financial statements included in the Original Report with the financial statements attached to the Amendment. The Amendment does not amend, update, or change any other items or disclosures contained in the Original Report.

                                  DIONICS, INC.
                              FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

                                  DIONICS, INC.
                          INDEX TO FINANCIAL STATEMENTS


Contents                                                                    Page

Balance Sheet at March 31, 2004 and December 31, 2003                        2

Statements of Operations for the quarters
ended March 31, 2004 and 2003                                                4

Statements of Cash Flows for the quarters
ended March 31, 2004 and 2003                                                5

Notes to Financial Statements                                                6

                                  DIONICS, INC.
                                  BALANCE SHEET


                                     ASSETS

                                                    MARCH 31,       DECEMBER 31,
                                                      2004              2003
                                                      ----              ----
                                                   (Unaudited)       (Audited)

Current assets:

Cash                                               $   39,900       $   13,300
Trade accounts receivable, net                         83,600           54,400
Inventories                                           309,500          368,500
Prepaid expenses                                       12,800           24,300
                                                   ----------       ----------

Total current assets                                  445,800          460,500

Property and equipment, net                            69,000           70,800

Other assets:

Deferred mortgage fees and other assets                36,500           39,700

Total Assets                                       $  551,300       $  571,000
                                                   ==========       ==========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                                  BALANCE SHEET
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                     MARCH 31,      DECEMBER 31,
                                                       2004             2003
                                                       -----            ----
                                                    (Unaudited)      (Audited)

Current liabilities:

Accounts payable                                    $    98,900     $   137,200
Accrued expenses                                         68,300          36,300
Current maturities of long term debt                      8,700          46,300
                                                    -----------     -----------

Total current liabilities                               175,900         219,800

Notes Payable-Non current:
Long-Term Debt less Current Maturities                  672,300         670,900
Deferred Compensation Payable                           501,000         501,000
                                                    -----------     -----------

Total Liabilities                                     1,349,200       1,391,700

Stockholders' deficit:

Common stock par value $.01; 5,000,000 shares
  authorized, 3,848,222 issued and
  outstanding on March 31, 2004 and
  December 31, 2003                                      38,400          38,400
Additional paid in capital                            1,522,800       1,522,800
Accumulated deficit                                  (2,138,500)     (2,161,300)
Less: Treasury Stock at Cost
  164,544 Shares                                       (220,600)       (220,600)
                                                    -----------     -----------

Total stockholders' deficit                            (797,900)       (820,700)
                                                    -----------     -----------

Total liabilities andstockholders' deficit          $   551,300     $   571,000
                                                    ===========     ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       2004             2003
                                                       ----             ----

Sales                                              $   366,500      $   163,100
Cost of sales                                          249,200          160,000
                                                   -----------      -----------

Gross Profit                                           117,300            3,100

Other costs:
Selling, general and Administration                     86,100           86,800
                                                   -----------      -----------

Total other costs                                       86,100          (86,800)
                                                   -----------      -----------

Gain (Loss) from operations                             31,200          (83,700)

Other income and (expense):

Interest income                                             --            1,200
Interest expense                                        (7,600)         (11,300)
                                                   -----------      -----------

Net gain (loss) for the period before
  income taxes                                          23,600          (93,800)

Income tax expense                                      (4,240)            (800)
Benefit of Income tax carryforward                       3,440               --
                                                   -----------      -----------

Net gain (loss)                                         22,800      $   (94,600)
                                                   ===========      ===========

Basic gain (loss) per common share                 $      .006      $     (.026)
                                                   ===========      ===========

Weighted average number
  of common shares outstanding                       3,683,678        3,683,678
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                            2004         2003
                                                            ----         ----
Cash flows from operating activities:

Net income(loss)                                         $ 22,800     $ (94,600)
Adjustments to reconcile
  net income to net cash provided
  by operating activities:

Depreciation and amortization                               2,600         1,600

Change in assets and liabilities:
Accounts receivables                                      (29,200)       20,400
Prepaid expenses                                           11,500       (18,300)
Inventories and parts                                      59,000       (15,000)
Other assets                                                2,400           800
Accounts payable                                          (38,300)      (34,700)
Accrued expenses                                           32,000        40,100
Deferred Compensation                                          --       255,800
                                                         --------     ---------

Net cash provided by operations                          $ 62,800     $ 156,100

Cash f1ows in investing activities:
  Purchase of Equipment                                        --       (10,400)
                                                         --------     ---------

Net cash provided (used) in investing activities               --       (10,400)

Cash flows (used in) financing activities:
Repayment of debt                                         (36,200)      (21,700)
                                                         --------     ---------
Net cash used in financing activities                     (36,200)      (21,700)

Net increase in cash                                       26,600       124,000

Cash- beginning of period                                  13,300        28,200
                                                         --------     ---------

Cash- end of period                                      $ 39,900     $ 152,200
                                                         ========     =========

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

Cash and cash equivalents.

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $39,900 as of March 31, 2004 and $13,300 on December 31, 2003

Fair Values of Financial Instruments.

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

Inventories

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. Dionics monitors usage reports to determine if the carrying value of any items should be adjusted down due to lack of demand for the item. Dionics adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventories are comprised of the following:


                                               March 31,   December 31,
                                                 2004          2003
                                                 ----          ----
                                                           (Audited)
                                                           ---------

             Raw materials (net of reserves)   $ 49,600     $ 76,700
             Work in process                    179,500      216,000
             Manufacturing Supplies              34,000       42,700

             Finished goods                      46,400       33,100
                                               --------     --------

             Total                             $309,500     $368,500
                                               ========     ========

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at March 31, 2004 and December 31, 2003..

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized over ten years as follows:

                                          March 31,    December 31,
                                            2004           2003
                                            ----           ----
                                                        (Audited)
                                                        ---------

             Cost                         $ 52,000      $ 52,000
             Accumulated Amortization      (17,200)      (16,400)
                                          --------      --------

                                          $ 34,800      $ 35,600
                                          ========      ========

Amortization for the quarter ended March 31, 2004 was $800 and $3,300 for the year ended December 31, 2003.

Major Customers

In the first quarter ended March, 31, 2004, approximately $148,000, 40% of total sales were to our largest customer, Advanced Manufacturing Corporation.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is anti-dilutive, in 2003.

For the quarter ended March 31, 2004, basic gain per share of Dionics, Inc. was $.006 per share. For the year 2003 basic loss per share of Dionics, Inc. was $(.08) per share.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards  (Continued)

Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

NOTE 2. DESCRIPTION OF BUSINESS

Background

Dionics, Inc., a Delaware corporation, is located at 65 Rushmore Street, Westbury, NY. Dionics, Inc., designs, manufactures and sells silicon semi-conductor electronic products, individual discrete components, multi-component integrated circuits and multi-component hybrid circuits.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

                                                March 31,    December 31,
                                                  2004           2003
                                                  ----           ----
                                                              (Audited)
                                                              ---------

      Trade accounts receivable                 $ 90,900      $ 61,700
      Less: allowance for doubtful accounts       (7,300)       (7,300)
                                                --------      --------

      Trade accounts receivable, net            $ 83,600      $ 54,400
                                                ========      ========

At March 31, 2004 and December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans.

There was no bad debt expense for the periods ended March 31, 2004 and December 31, 2003.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                     March 31,     December 31,
                                                       2004            2003
                                                       ----            ----
                                                                    (Audited)
                                                                    ---------

     Equipment                                      $ 1,199,700    $ 1,199,700
     Building                                           122,000        122,000
     Furniture and Fixtures                             233,300        233,300
     Leasehold Improvements                             169,400        169,400

     Land                                                40,000         40,000
                                                    -----------    -----------
                                                      1,764,500      1,764,400

         Less: accumulated depreciation              (1,695,400)    (1,693,600)
                                                    -----------    -----------

         Net property, plant, and equipment         $    69,000    $    70,800
                                                    ===========    ===========

Depreciation expenses for the quarter ended March 31, 2004 and for the year ended December 31, 2003 were $1,800 and $6,700, respectively.

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

The previously mentioned life insurance policy had a cash surrender value at March 31, 2004 of $122,700 and is shown net of loans in the amount of $121,300 under other assets.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT

As of March 31, 2004 and December 31, 2003, our long-term debt includes a mortgage and notes payable as follows:

                                                    March 31,       December 31,
                                                      2004              2003
                                                      ----              ----
                                                                     (Audited)
                                                                     ---------

Mortgage payable (a)                               $ 367,400          $ 368,000
Term loans                                                --             35,000
Lease                                                  7,800              8,400
SBA - Loan (a)                                       305,800            305,800
                                                   ---------          ---------
                                                     681,000            717,200

Less: current maturities                              (8,700)           (42,400)
                                                   ---------          ---------

                                                   $ 672,300          $ 674,800
                                                   =========          =========

(a) - these mortgage amounts were paid off in April 2005 with the sale of the building

As of December 31, 2003, principal payments over the next five years and in total are:

                        Year         Payments
                        ----         --------

                        2004         $ 42,400
                        2005           63,600
                        2006           66,300
                        2007           69,500
                        2008           70,100
                     After 2008       405,300
                                     --------
                                     $717,200
                                     ========

Mortgage Payable

In 1998, a loan agreement was entered into between us and Wachovia Small Business Capital (formerly the First Union Business Capital). The loan amount was $384,700 which requires 360 monthly self-liquidating payments in the amount of $2,900. Interest is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months.

Term loans agreements with D.A.N. Joint Venture, dated 1999, were restructured and replaced by a new term loan in the principal amount of $283,900, ("Term Loan A") structured over two five-year periods. During the first five-year period ended March 31, 1999 the Company paid interest only. During the second five-year period commencing April 1, 1999, the balance due was to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance. The monthly payments are $6,423. The principal balance as of December 31, 2003 was $22,000.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT (Continued)

Term Loans

D.A.N. Joint Venture and the Company also re-financed and amount of $167,500 stemming from the original mortgage amount, (Term Loan - C). Term Loan - C, is structured over two five-year periods, subject to the same terms noted above in Term Loan - A. The principal balance as of December 31, 2003 was $13,000. Monthly payments for this loan are $3,800.

Small Business Administration Loan

On October 20, 2002, the Company was approved with the Small Business Administration for a loan in the amount of $305,800. Interest will accrue at the rate of 4% per annum. Monthly payments of $5,600 will begin 25 months from the date of the promissory note. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to the principal. Interest will accrue only on funds actually advanced from the date of each advance, but in no case sooner than 24 months from the date of the promissory note. Dionics, Inc. will provide the deed of trust/mortgage on real estate located at 65 Rushmore Street, Westbury, NY 11590, as collateral.

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

                                      Weighted
                                      Average
            Number of options        Remaining       Exercise
          Currently Exercisable    Estimated Life      Price
          ---------------------    --------------      -----

                 188,500                5.31          $ 0.10
                   4,000                8.27            0.20
                 -------                ----            ----

                 192,500                5.37            0.10
                 =======                ====            ====

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2003, the components of deferred tax assets were as follows:

Deferred tax assets:

                  Accounts receivable allowance       $   3,000
                  Net operating loss carryforward       465,000
                                                      ---------

                  Total gross deferred tax assets       468,000
                  Less: Valuation allowance            (468,000)
                                                      ---------

                  Net deferred tax assets             $      --
                                                      =========

Dionics had net operating losses (NOLs) of approximately $1,366,200 at December 31, 2003. These NOLs and corresponding estimated tax assets, computed at a 34% tax rate, expire as follows:

                 Year loss    Expiration       Loss      Estimated
                 Incurred        Date         Amount     Tax Asset
                 --------        ----         ------     ---------

                   1992          2007      $  115,200      39,000
                   2001          2021         373,000     127,000
                   2002          2022         603,000     205,000
                   2003          2023         275,000      94,000
                                           ----------      ------

                  Total                    $1,366,200    $465,000
                                           ==========    ========

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

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by Dionics' on his life; however, currently the policy remains unfunded.

NOTE 11. SUBSEQUENT EVENTS

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

In May 2004, the Company entered into the following investment agreements:

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

In April 2005, the Company sold the property located at 65 Rushmore Street, Westbury, New York for the sum of $990,000. At closing the mortgage held by Wachovia Small Business Capital in the amount of $361,900 and the mortgage held by The Small Business Administration in the amount of $307,200 were both paid off. A mortgage held by Bernard Kravitz in the amount of $25,000 was also paid off at closing. After all mortgages and commissions were paid at closing the balance of $168,200 was paid to Dionics, Inc. The Company will continue to occupy the Premises in accordance with the terms of the Lease between the Seller and Purchaser dated July 25, 2005. The lease is for a period of seven years with an annual base rent of $83,300, to be paid with monthly installments as of the first of each month. A security deposit in the amount of $20,800, representing an amount equal to three months of the lease term, was required at the signing of the lease agreement.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIONICS, INC.
                                (Registrant)

Dated: September 26, 2007       By: /s/ Bernard Kravitz
       ------------------           -------------------
                                    Bernard Kravitz, President


Dated: September 26, 2007       By: /s/ Bernard Kravitz
       ------------------           -------------------
                                    Bernard Kravitz, Principal Financial Officer