Form 10QSB/A
period 2004-06-30
DIONICS INC
filed 2007-10-01
CIK 29006

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

                                     EXPLANATORY NOTE

      Dionics, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (the "Amendment") to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (the "Original Report") to replace the financial statements included in the Original Report with the financial statements attached to the Amendment. The Amendment does not amend, update, or change any other items or disclosures contained in the Original Report.

                                  DIONICS, INC.
                              FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                                  DIONICS, INC.
                          INDEX TO FINANCIAL STATEMENTS


Contents                                                                    Page

Balance Sheet at June 30, 2004 and December 31, 2003                          2

Statements of Operations for the three months
ended June 30, 2004 and 2003                                                  4

Statements of Operations for the six months
ended June 30, 2004 and 2003                                                  5

Statements of Cash Flows for the six months
ended June 30, 2004 and 2003                                                  6

Notes to Financial Statements                                                 7

                                  DIONICS, INC.
                                  BALANCE SHEET


                                     ASSETS

                                                   JUNE 30,         DECEMBER 31,
                                                     2004               2003
                                                     ----               ----
                                                 (UNAUDITED)         (AUDITED)

Current assets:

Cash                                            $   163,700        $    13,300
Trade accounts receivable, net                      124,900             54,400
Inventories                                         291,600            368,500
Prepaid expenses                                     12,100             24,300
                                                -----------        -----------

Total current assets                                592,300            460,500

Property and equipment, net                          67,300             70,800

Other assets:

Deferred mortgage fees and other assets              35,100             39,700
                                                -----------        -----------

Total Assets                                    $   694,700        $   571,000
                                                ===========        ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                                  BALANCE SHEET
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                     JUNE 30,       DECEMBER 31,
                                                       2004             2003
                                                       -----            ----
                                                    (UNAUDITED)      (AUDITED)
Current liabilities:

Accounts payable                                   $    70,800      $   137,200
Accrued expenses                                        63,900           36,300
Current maturities of long term debt                    10,000           46,300
                                                   -----------      -----------

Total current liabilities                              144,700          219,800

Notes Payable-Non current:
Long-Term Debt less Current Maturities                 667,100          670,900
Deferred Compensation Payable                          301,000          501,000

Convertible promissory notes payable                   105,000               --
                                                   -----------      -----------
Total Liabilities                                    1,217,800        1,391,700

Stockholders' deficit:

Common stock par value $.01;
  5,000,000 shares authorized,
  4,956,178 and 3,848,222 issued and
  outstanding on June 30, 2004 and
  December 31, 2003, respectively                       51,100           38,400
Additional paid in capital                           1,777,200        1,522,800
Accumulated deficit                                 (2,130,800)      (2,161,300)
Less: Treasury Stock at Cost
  164,544 Shares                                      (220,600)        (220,600)
                                                   -----------      -----------

Total stockholders' deficit                           (523,100)        (820,700)
                                                   -----------      -----------

Total liabilities and stockholders' deficit        $   694,700      $   571,000
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                          Three Months Ended
                                                               June 30,
                                                          2004          2003
                                                          ----          ----

Sales                                                $   313,900    $   262,600
Cost of sales                                            210,400        167,400
                                                     -----------    -----------

Gross Profit                                             103,500         95,200

Other costs:
Selling, general and Administration                       95,200         99,000
                                                     -----------    -----------

Total other costs                                         95,200         99,000
                                                     -----------    -----------

Gain (Loss) from operations                                8,300         (3,800)

Other income and (expense):

Interest income                                            1,300             --
Interest expense                                          (1,900)       (11,200)
                                                     -----------    -----------

Net gain (loss) for the year before income taxes           7,700        (15,000)
Income tax expense                                            --             --
                                                     -----------    -----------

Net gain (loss)                                      $     7,700    $   (15,000)
                                                     ===========    ===========

Basic gain (Loss) per common share                   $       .00    $        --
                                                     ===========    ===========

Diluted                                              $       .00    $        --
                                                     ===========    ===========

Weighted average number
  of common shares outstanding                         4,956,178      3,683,678
                                                     ===========    ===========

Diluted                                                4,969,435             --
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                           Six Months Ended
                                                               June 30,
                                                           2004         2003
                                                           ----         ----


Sales                                                $   680,400    $   425,700
Cost of sales                                            459,600        327,400
                                                     -----------    -----------

Gross Profit                                             220,800         98,300

Other costs:
Selling, general and Administration                      181,300        185,800
                                                     -----------    -----------

Total other costs                                        181,300        185,800
                                                     -----------    -----------

Gain (Loss) from operations                               39,500        (87,500)

Other income and (expense):

Interest income                                            1,300            500
Interest expense                                          (9,500)       (21,800)
                                                     -----------    -----------

Net gain (loss) for the year before income taxes          31,300       (108,800)
Income tax expense                                          (800)          (800)
                                                     -----------    -----------

Net gain (loss)                                      $    30,500    $  (109,600)
                                                     ===========    ===========

Basic gain (Loss) per common share                   $       .00    $    (.2975)
                                                     ===========    ===========

Diluted                                              $        00    $        --
                                                     ===========    ===========

Weighted average number
  of common shares outstanding                         4,956,178      3,683,678
                                                     ===========    ===========

Diluted                                                4,969,435             --
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                            Six Months Ended
                                                                June 30,
                                                           2004         2003
                                                           ----         ----
Cash flows from operating activities:

Net income(loss)                                       $  30,500      $(109,600)
Adjustments to reconcile
  net income to net cash provided
  by operating activities:

Depreciation and amortization                              5,200          3,600

Change in assets and liabilities:
Accounts receivables                                     (70,500)         5,900
Prepaid expenses                                          12,200          4,300
Inventories and parts                                     76,900        (25,000)
Other assets                                               2,900          1,500
Accounts payable                                         (66,400)       (27,700)
Accrued expenses                                          27,600         27,100
                                                       ---------      ---------

Net cash provided (used) by operations                 $  18,400      $(119,900)

Cash f1ows (used in) investing activities:
Purchase of equipment                                         --        (10,400)

Cash flows (used in) financing activities:
Proceeds from sale of capital stock                       67,100             --
(Repayment) of Debt                                      (40,100)       (53,900)
SBA loan                                                      --        255,800
Issuance of Convertible promissory notes                 105,000             --
                                                       ---------      ---------

Net cash used in financing activities                    132,000        201,900

Net increase in cash                                     150,400         71,600

Cash, beginning of period                                 13,300         28,200
                                                       ---------      ---------

Cash, end of period                                    $ 163,700      $  99,800
                                                       =========      =========

SUPPLEMENTAL INFORMATION:

Non-cash transactions: An executive officer and shareholder forgave $200,000 in deferred compensation payable owed to him during the first quarter. The resulting effect was a $200,000 decrease in Deferred Compensation Payable and an increase in Additional Paid in Capital of $200,000

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents.

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $163,700 as of June 30, 2004 and $13,300 on December 31, 2003

Fair Values of Financial Instruments.

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

Inventories are comprised of the following:

                                                June 30,   December 31,
                                                  2004         2003
                                                  ----         ----
                                                            (Audited)
                                                            ---------

             Raw materials (net of reserves)    $ 42,300    $ 76,700
             Work in process                     193,400     216,000
             Manufacturing Supplies               31,700      42,700
             Finished goods                       24,200      33,100
                                                --------    --------

             Total                              $291,600    $368,500
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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at June 30, 2004 and December 31, 2003.

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized over ten years as follows:

                                             June 30,   December 31,
                                               2004        2003
                                               ----        ----
                                                         (Audited)
                                                         ---------

                Cost                         $ 52,000    $ 52,000
                Accumulated Amortization      (18,000)    (16,400)
                                             --------    --------

                                             $ 34,000    $ 35,600
                                             ========    ========

Amortization for the six months ended June 30, 2004 was $1,600 and $3,300 for the year ended December 31, 2003.

Major Customers

For the six months ended June 30, 2004, approximately $220,000 or 32% of total sales were to our largest customer, Agilent Technologies.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options, warrants and convertible notes) during the period. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is anti-dilutive, in 2003.

For the six months ended June 30, 2004, basic gain per share of Dionics, Inc. was $ .00 per share. For the six months ended June 30, 2003 basic loss per share of Dionics, Inc. was $(.03) per share.

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

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

                                                  June 30,    December 31,
                                                    2004          2003
                                                    ----          ----
                                                               (Audited)
                                                               ---------

         Trade accounts receivable                $ 132,200    $ 61,700
         Less: allowance for doubtful accounts       (7,300)     (7,300)
                                                  ---------    --------

         Trade accounts receivable, net           $ 124,900    $ 54,400
                                                  =========    ========

At June 30, 2004 and December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans.

There was no bad debt expense for the periods ended June 30, 2004 and June 30, 2003.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                 June 30,     December 31,
                                                   2004           2003
                                                   ----           ----
                                                               (Audited)
                                                               ---------

     Equipment                                 $ 1,199,700    $ 1,199,700
     Building                                      122,000        122,000
     Furniture and Fixtures                        233,300        233,300
     Leasehold Improvements                        169,400        169,400
     Land                                           40,000         40,000
                                               -----------    -----------
                                                 1,764,400      1,764,400

          Less: accumulated depreciation        (1,697,100)    (1,693,600)
                                               -----------    -----------

          Net property, plant, and equipment   $    67,300    $    70,800
                                               ===========    ===========

Depreciation expenses for the six months ended June 30, 2004 and for the year ended December 31, 2003 were $3,600 and $6,700, respectively.

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

The previously mentioned life insurance policy had a cash surrender value of $122,700 at June 30, 2004 and is shown net of loans in the amount of $121,300 under other assets.

                                      DIONICS, INC.
                              NOTES TO FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT

As of June 30, 2004 and December 31, 2003, our long-term debt includes a mortgage and notes payable as follows:

                                                    June 30,       December 31,
                                                      2004             2003
                                                      ----             ----
                                                                    (Audited)
                                                                    ---------

Mortgage payable (a)                               $ 364,000        $ 368,000
Term loans                                                --           35,000
Lease                                                  7,300            8,400
SBA - Loan (a)                                       305,800          305,800
                                                   ---------        ---------
                                                     677,100          717,200

Less: current maturities                             (10,000)         (42,400)
                                                   ---------        ---------

                                                   $ 667,100        $ 674,800
                                                   =========        =========

(a) - these mortgage amounts were paid off in April 2005 with the sale and leaseback of the building

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

Term loans agreements with D.A.N. Joint Venture, dated 1999, were restructured and replaced by a new term loan in the principal amount of $283,900, ("Term Loan A") structured over two five-year periods. During the first five-year period ended March 31, 1999 the Company paid interest only. During the second five-year period commencing April 1, 1999, the balance due was to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance. The monthly payments are $6,400. The principal balance as of December 31, 2003 was $22,000 and this balance was paid in full as of June 30, 2004.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT (Continued)

Term Loans

D.A.N. Joint Venture and the Company also re-financed and amount of $167,500 stemming from the original mortgage amount, (Term Loan - C). Term Loan - C, is structured over two five-year periods, subject to the same terms noted above in Term Loan - A. Monthly payments for this loan are $3,800. The principal balance as of December 31, 2003 was $13,000 and this balance was paid in full as of June 30, 2004.

Small Business Administration Loan

On October 20, 2002, the Company was approved with the Small Business Administration for a loan in the amount of $305,800. Interest will accrue at the rate of 4% per annum. Monthly payments of $5,600 will begin 25 months from the date of the promissory note. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to the principal. Interest will accrue only on funds actually advanced from the date of each advance, but in no case sooner than 24 months from the date of the promissory note. Dionics, Inc. will provide the deed of trust/mortgage on real estate located at 65 Rushmore Street, Westbury, NY 11590, as collateral. In April 2005 the building was sold and the mortgage was then paid off.

NOTE 7. COLLATERIALIZED ASSETS

The Wachovia Small Business Capital and the SBA Loans are secured by a First Mortgage and a Second Mortgage, respectively on the Company's Westbury Property, which was sold in April 2005 and the loan was paid off. All of the Company's assets other than the Westbury Property, are pledged to the remaining loans due to D.A.N. Joint Venture.

NOTE 8. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2003, options to acquire 192,500 shares of Common Stock have been granted under the 1997 Plan which includes (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2003, 57,500 options were available for future grant. Since the average market price of the Company's Common Stock was below the exercise option for the six months ended June 30, 2004, the options were anti-dilutive.

                                        Weighted
                                        Average
            Number of options          Remaining           Exercise
          Currently Exercisable      Estimated Life          Price
          ---------------------      --------------          -----

                 188,500                  5.31              $ 0.10
                   4,000                  8.27                0.20
                 -------                  ----              ------
                 192,500                  5.37                0.10
                 =======                  ====              ======

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. SUBSEQUENT EVENTS

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