Form 10QSB/A
period 2004-09-30
DIONICS INC
filed 2007-10-01
CIK 29006

===============================================================================

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

                  For the transition period from _____ to _____


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

                                EXPLANATORY NOTE

      Dionics, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (the "Amendment") to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (the "Original Report") to replace the financial statements included in the Original Report with the financial statements attached to the Amendment. The Amendment does not amend, update, or change any other items or disclosures contained in the Original Report.

                                  DIONICS, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

                                  DIONICS, INC.
                          INDEX TO FINANCIAL STATEMENTS

Contents                                                                    Page

Balance Sheet at September 30, 2004 and December 31, 2003                      2

Statements of Operations for the three months
ended September 30, 2004 and 2003                                              4

Statements of Operations for the nine months
ended September 30, 2004 and 2003                                              5

Statements of Cash Flows for the nine months
ended September 30, 2004 and 2003                                              6

Notes to Financial Statements                                                  7

                                  DIONICS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                  SEPTMEBER 30,    DECEMBER 31,
                                                      2004             2003
                                                      ----             ----
                                                   (UNAUDITED)       (AUDITED)

Current assets:

Cash                                                $ 64,800        $ 13,300
Trade accounts receivable, net                        57,900          54,400
Inventories                                          275,000         368,500
Prepaid expenses                                      12,300          24,300
                                                    --------        --------

Total current assets                                 410,000         460,500

Property and equipment, net                           65,400          70,800

Other assets:

Deferred mortgage fees and other assets               34,800          39,700
                                                    --------        --------

Total Assets                                        $510,200        $571,000
                                                    ========        ========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                                  BALANCE SHEET
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2004           2003
                                                         ----           ----
                                                      (UNAUDITED)    (AUDITED)
Current liabilities:

Accounts payable                                     $    36,400    $   137,200
Accrued expenses                                          40,700         36,300
Current maturities of long term debt                      11,300         42,400
                                                     -----------    -----------

Total current liabilities                                 88,400        215,900

Notes Payable-Non current:
Long-Term Debt less Current Maturities                   663,300        674,800
Deferred Compensation Payable                            301,000        501,000

Total Liabilities                                      1,052,700      1,391,700
                                                     -----------    -----------

Stockholders' equity (deficit):

Common stock par value $.01;
  50,000,000 shares authorized,
  7,420,722 and 3,848,222 issued and outstanding
  on September 30, 2004 and December 31, 2003,
  respectively                                            74,200         38,400
Preferred stock par value $.01;
  1,000,000 shares authorized
Additional paid in capital                             1,869,200      1,522,800
Accumulated deficit                                   (2,265,300)    (2,161,300)
Less: Treasury Stock at Cost
   164,544 Shares                                       (220,600)      (220,600)
                                                     -----------    -----------

Total stockholders' (deficit)                           (542,500)      (820,700)
                                                     -----------    -----------

Total liabilities and stockholders' (deficit)        $   510,200    $   571,000
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED 30, 2004 AND 2003

                                                           Three Months Ended
                                                              September 30,
                                                          2004           2003
                                                          ----           ----


Sales                                                 $  138,200     $  264,600
Cost of sales                                            164,400        188,800
                                                      ----------     ----------

Gross Profit                                             (26,200)        75,800

Other costs:
Selling, general and Administration                     (102,200)       (73,300)
                                                      ----------     ----------

Total other costs                                       (102,200)       (73,300)
                                                      ----------     ----------

Gain (Loss) from operations                             (128,400)         2,500

Other income and (expense):

Interest income                                            3,500          2,700
Interest expense                                          (5,300)        (9,800)
                                                      ----------     ----------

Net (loss) for the year before income taxes             (130,200)        (4,600)
                                                      ----------     ----------

Net (loss)                                            $ (130,200)    $   (4,700)
                                                      ==========     ==========

Basic (Loss) per common share                         $ (.017545)    $ (.001275)
                                                      ==========     ==========

Weighted average number
  of common shares outstanding                         7,256,178      3,683,678
                                                      ==========     ==========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                          Nine Months Ended
                                                            September 30,
                                                         2004            2003
                                                         ----            ----


Sales                                               $   818,600     $   690,300
Cost of sales                                           624,000         516,200
                                                    -----------     -----------

Gross Profit                                            194,600         174,100

Other costs:
Selling, general and Administration                    (287,700)       (259,100)
                                                    -----------     -----------

Total other costs                                       287,700         259,100
                                                    -----------     -----------

Gain (Loss) from operations                             (93,100)        (85,000)

Other income and (expense):

Interest income                                           4,800           3,200
Interest expense                                        (14,800)        (31,600)
                                                    -----------     -----------

Net (loss) for the year before income taxes            (103,100)       (113,400)
Income tax expense                                         (900)           (900)
                                                    -----------     -----------

Net (loss)                                          $  (104,000)    $  (114,300)
                                                    ===========     ===========

Basic (Loss) per common share                       $    (.0202)    $   (.03103)
                                                    ===========     ===========

Weighted average number
  of common shares outstanding                        5,157,288       3,683,678
                                                    ===========     ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            Nine Months Ended
                                                              September 30,
                                                          2004            2003
                                                          ----            ----
Cash flows from operating activities:

Net income(loss)                                       $(104,000)     $(114,300)
net income to net cash provided
by operating activities:

Depreciation and amortization                              7,900          5,400

Change in assets and liabilities:
Accounts receivables                                      (3,500)        20,600
Prepaid expenses                                          12,000         (2,000)
Inventories and parts                                     93,500        (45,000)
Other assets                                               2,400          2,500
Accounts payable                                        (100,800)        26,200
Accrued expenses                                          16,600         12,400
SBA loan receivable                                           --        255,800
                                                       ---------      ---------

Net cash provided (used) by operations                   (75,900)     $ 161,600

Cash f1ows (used in) investing activities:
Purchase of equipment                                         --        (10,200)

Cash flows (used in) financing activities:
Proceeds from sale of capital stock                      170,000             --
(Repayment) of Debt                                      (42,600)       (87,800)
                                                       ---------      ---------

Net cash used in financing activities                    127,400        (87,800)

Net increase in cash                                      51,500         63,600

Cash- beginning of period                                 13,300         28,200
                                                       ---------      ---------

Cash- end of period                                    $  64,800      $  91,800
                                                       =========      =========

SUPPLEMENTAL INFORMATION:

Non-cash transactions: An executive officer and shareholder forgave $200, 000 in deferred compensation payable owed to him during the first quarter. The resulting effect was a $200,000 decrease in Deferred Compensation Payable and an increase in Additional Paid in Capital of $200,000

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents.

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $64,800 as of September 30, 2004 and $13,300 on December 31, 2003

Fair Values of Financial Instruments.

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

Inventories are comprised of the following:

                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
                                                                     (Audited)
                                                                     ---------

Raw materials (net of reserves)                        $ 31,000      $ 76,700
Work in process                                         180,500       216,000
Manufacturing Supplies                                   24,000        42,700
Finished goods                                           39,500        33,100
                                                       --------      --------

Total                                                  $275,000      $368,500
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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at September 30, 2004 and December 31, 2003.

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized over ten years as follows:

                                                   September 30,    December 31,
                                                       2004             2003
                                                       ----             ----
                                                                     (Audited)
                                                                     ---------

       Cost                                          $ 52,000        $ 52,000

Accumulated Amortization                              (18,900)        (16,400)
                                                     --------        --------

                                                     $ 33,100        $ 35,600
                                                     ========        ========

Amortization for the nine months ended September 30, 2004 was $2,500 and $3,300 for the year ended December 31, 2003.

Major Customers

For the nine months ended September 30, 2004, approximately $220,000 or 27% of total sales were to our largest customer, Agilent Technologies.

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

For the nine months ended September 30, 2004, basic loss per share of Dionics, Inc. was $(.02) per share. For the nine months ended September 30, 2003, basic loss per share of Dionics, Inc. was $(.03) per share

Income Taxes

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

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
                                                                      (Audited)
                                                                      ---------

Trade accounts receivable                              $ 65,200        $ 61,700
Less: allowance for doubtful accounts                    (7,300)         (7,300)
                                                       --------        --------

Trade accounts receivable, net                         $ 57,900        $ 54,400
                                                       ========        ========

At September 30, 2004 and December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans.

There was no bad debt expense for the periods ended September 30, 2004 and September 30, 2003.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                   September 30,    December 31,
                                                       2004             2003
                                                       ----             ----
                                                                     (Audited)
                                                                     ---------

Equipment                                           $ 1,199,700     $ 1,199,700
Building                                                122,000         122,000
Furniture and Fixtures                                  233,300         233,300
Leasehold Improvements                                  169,400         169,400
Land                                                     40,000          40,000
                                                    -----------     -----------
                                                      1,764,400       1,764,400

        Less: accumulated depreciation               (1,699,000)     (1,693,600)
                                                    -----------     -----------

        Net property, plant, and equipment          $    65,400     $    70,800
                                                    ===========     ===========

Depreciation expenses for the nine months ended September 30, 2004 and for the year ended December 31, 2003 were $5,400 and $6,700, respectively.

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

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT

As of September 30, 2004 and December 31, 2003, our long-term debt includes a mortgage and notes payable as follows:

                                                 September 30,      December 31,
                                                     2004               2003
                                                     ----               ----
                                                                     (Audited)
                                                                     ---------

Mortgage payable (a)                               $ 362,000          $ 368,000
Term loans                                                --             35,000
Lease                                                  6,800              8,400
SBA - Loan (a)                                       305,800            305,800
                                                   ---------          ---------
                                                     674,600            717,200

Less: current maturities                             (11,300)           (42,400)
                                                   ---------          ---------

                                                   $ 663,300          $ 674,800
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

                                          Weighted Average
              Number of options          Remaining Estimated         Exercise
            Currently Exercisable               Life                  Price
            ---------------------               ----                  -----

                   188,500                      5.31                  $ 0.10
                     4,000                      8.27                    0.20
                   -------                      ----                    ----
                   192,500                      5.37                    0.10
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

NOTE 10. SUBSEQUENT EVENTS

In April 2005, the Company sold the property located at 65 Rushmore Street, Westbury, New York for the sum of $990,000. At closing the mortgage held by Wachovia Small Business Capital in the amount of $361,900 and the mortgage held by The Small Business Administration in the amount of $307,200 were both paid off. A mortgage held by Bernard Kravitz in the amount of $25,000 was also paid off at closing. After all mortgages and commissions were paid at closing the balance of $168,200 was paid to Dionics, Inc. The Company will continue to occupy the Premises in accordance with the terms of the Lease between the Seller and Purchaser dated July 25, 2005. The lease is for a period of seven years with an annual base rent of $83,200, to be paid with monthly installments as of the first of each month. A security deposit in the amount of $20,800, representing an amount equal to three months of the lease term, was required at the signing of the lease agreement.

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