Form 10KSB
period 2004-12-31
DIONICS INC
filed 2007-10-01
CIK 29006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004

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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes |_|   No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes |_|   No  |X|

State Issuer's revenues for its most recent fiscal year: $1,080,700.

As of August 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (3,551,627 shares) was approximately $142,000. The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on August 31, 2007 was 9,256,178.

                    Documents Incorporated by Reference: None

          Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                  DIONICS, INC.

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.  Description of Business                                               3

Item 2.  Description of Property                                               8

Item 3.  Legal Proceedings                                                     8

Item 4.  Submission of Matters to a Vote of Security Holders                   8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              9

Item 6.  Management's Discussion and Analysis or Plan of Operation            10

Item 7.  Financial Statements                                                 14

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             14

Item 8A. Controls and Procedures                                              14

Item 8B. Other Information                                                    15


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of  the Exchange Act                   15

Item 10. Executive Compensation                                               16

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      19

Item 12. Certain Relationships and Related Transactions                       20

Item 13. Exhibits                                                             20

Item 14. Principal Accountant Fees and Services                               21

         Signatures                                                           22

                           Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in
Part I, Item 1 "Description of Business". The Company does not intend to update these forward-looking statements.

                                     PART I

Item 1. Description of Business.

      Business Development

      Dionics, Inc. (referred to herein as "Dionics", the "Company", "we", "us" and "our") was incorporated under the laws of the State of Delaware on December 19, 1968 as a general business corporation.

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

      The percentage of total revenues for each of the four product classes was in excess of fifteen (15%) percent in 2004.

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

      (vi) Customers to whom, for the fiscal year ended December 31, 2004, sales were made equal to approximately 10% or more of the Company's sales were as follows:

                                          Approximate
                                          Percentage
                  Name                    of Business
                  ----                    -----------

                  Customer "A"                20.4%
                  Customer "B"                13.8%

      The Company's third largest customer accounted for approximately 5.0% of the Company's sales for 2004. The actual names of the customers above referred to are not set forth since the identity of such substantial customers is a trade secret of the Company and deemed confidential. Disclosure of such names would be detrimental to the best interests of the Company and its investors and would adversely affect the Company's competitive position.

      The loss of any of the above customers would have a material adverse affect on the business of the Company.

      (vii) Almost all of the orders for the Company's products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty. There can be no assurance that any of the orders will become consummated sales. Accordingly, none of the orders that the Company has can be designated as backlog. With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2003 approximately $166,100 and at December 31, 2004 approximately $144,805.

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

      Competition in the industry is principally based upon product performance and price. The Company's competitive position is based upon its evaluation of its products' superior performance and its general pricing structure which Management believes is favorable in its industry although the Company may suffer from price competition from larger competitors whose facilities and volume base enable them to produce a competitive product at a lower price

      (x) Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the Company's capital expenditures, earnings or competitive position.

      (xi) The number of persons employed by the Company at December 31, 2004 was 18. The Company's employees are not represented by unions and/or collective bargaining agreements.

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

      Wachovia Mortgage Loan and SBA Loan

      As of December 31, 1998, and pursuant to a loan agreement, the Company obtained a 30 year mortgage loan in the principal amount of $384,685 (the "Mortgage Loan"). The Mortgage Loan was held by Wachovia Small Business Capital ("Wachovia") (formerly First Union Small Business Capital and, prior thereto, The Money Store Commercial Mortgage, Inc.). Of such amount, $358,232 was used to satisfy in full the balance due on a previously obtained mortgage loan which at the time was held by D.A.N. Joint Venture. Interest on the Mortgage Loan is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months. The Mortgage Loan is secured by a first mortgage on the Company's Westbury Property.

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

      On April 20, 2005 a property sales and lease back agreement was made between the Company and 65 Rushmore Realty. Dionics sold its land and building located at 65 Rushmore Street, Westbury, New York for $990,000. On July 27, 2005, Dionics used proceeds of the sale to pay back the SBA Loan in the amount of $307,200 and the Mortgage Loan of $361,900.

Uncertainties and Risk Factors

      In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

      OUR OPERATING RESULTS MAY FLUCTUATE. Our operating results may fluctuate because of a number of factors, many of which are beyond our control. Some of these factors that affect our results but which are difficult to control or predict are: the reduction, rescheduling or cancellation of orders by customers whether as a result of slowing demand for our products, stockpiling of our products or otherwise; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in product life cycles; changes in the mix of products that our customers buy; competitive pressures on selling prices; the ability of our customers to obtain components from their other suppliers; and general economic conditions.

      REDUCED SALES; NET LOSSES. We have experienced reduced sales and have suffered net losses since the end of fiscal 2000. For the year ended December 31, 2000, the Company had sales of approximately $2,434,000. Since then, we have had sales of approximately $1,734,000 in 2001, $628,000 in 2002, $861,000 in
2003 and $1,081,000 in 2004. For the year ended December 31, 2000, we had net income of approximately $259,000. Since then, we had a net loss of approximately $297,000 for the year ended December 31, 2001, $618,000 for the year ended December 31, 2002, $275,000 for the year ended December 31, 2003 and $109,000 for the year ended December 31, 2004. There can be no assurances that operations will improve in the future.

      LOSS OF KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In 2004, approximately 39% of our revenues were from three customers. The loss of any of these customers could have a material adverse effect on the Company.

      RAPID TECHNOLOGICAL CHANGE. Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

      COMPETITION. The markets in which we compete are highly competitive and subject to rapid technological change and pricing pressures.

      DEPENDENT ON KEY PERSONNEL. Our success is dependent upon the continued service of our key personnel including our current chief executive officer. While, to our knowledge, none of such persons has any definitive plans to retire or leave our company in the near future, any of such persons could decide to leave us at any time to pursue other opportunities. The loss of services of Mr. Kravitz or any of our other key personnel could have a material adverse effect on the Company. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel.

      MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE. Our stock price experiences significant volatility. The market price of the Common Stock, which currently is quoted in the "pink sheets", has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.

      ABSENCE OF DIVIDENDS. We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends on our common stock in the foreseeable future.

      OUR COMMON STOCK IS A PENNY STOCK. Our Common stock is classified as a penny stock, which is quoted in the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common stock, which could severely limit the market of our Common stock.

      LIMITATIONS OF THE PINK SHEETS CAN HINDER COMPLETION OF TRADES. Trades and quotations on the "pink sheets" involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, in the event a trading market develops, one may be unable to trade in our Common stock at optimum prices.

      THE PINK SHEETS IS VULNERABLE TO MARKET FRAUD. Securities reported in the "Pink Sheets" are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

      INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE. "Pink Sheets" dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

      Except as required by the Federal Securities Law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2. Description of Property.

      The Company's executive offices are located at 65 Rushmore Street, Westbury, New York, which until July 2005 was owned by the Company (sometimes herein referred to as the "Westbury Property").

      On April 20, 2005, the Company entered into an Acquisition Agreement with 65 Rushmore Realty, LLC (the "Purchaser") pursuant to which the Purchaser agreed to purchase the Westbury Property for the sum of $990,000. The closing was subject to certain conditions including but not limited to an environmental inspection of the Westbury Property and the Company entering into a seven year lease to continue to occupy the Westbury Property after closing. On July 27, 2005, the Company completed the sale of the Westbury Property.

      Contemporaneously with the sale of the Westbury Property, on July 27, 2005, the Company entered into a lease agreement (the "Lease") with the Purchaser pursuant to which the Company has agreed to lease the Westbury Property for the term of seven years at a base monthly rental of $6,940.50. Commencing August 1, 2009, the base rent shall be increased annually in accordance with the changes in the Consumer Price Index. The Company shall also pay all costs, fees, expenses and obligations of every kind and nature (including real estate taxes) relating to the Westbury Property during the term of the Lease. The Company has the right to terminate the Lease prior to the expiration date upon 120 days notice to the Purchaser.

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


Item 4. Submission of Matters to a Vote of Security-Holders.

      Pursuant to a Consent Statement dated July 13, 2004 furnished to stockholders, stockholders were asked (i) to consider and consent to a proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock and to authorize a new class of Preferred Stock (the "Capitalization Amendment"); and (ii) to consider and consent to a proposal to amend the Company's 1997 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares. Written consents were tabulated on August 16, 2004. Regarding proposals
(i) and (ii), such proposals were approved by the consent of the holders representing a majority of outstanding shares of Common Stock. Proposal (i) received 2,895,197 affirmative votes, 129,682 negative votes and 25,855 abstentions. Proposal (ii) received 2,960,845 affirmative votes, 56,786 negative votes and 33,103 abstentions.

      Pursuant to a Certificate of Amendment (the "Amendment") to its Certificate of Incorporation filed in the State of Delaware and effective as of August 30 2004, the Company effected the Capitalization Amendment. Pursuant to the Amendment, the Company (i) increased the number of authorized shares of Common Stock of the Company from 5,000,000 shares of Common Stock, $0.01 par value, to 50,000,000 shares, and (ii) created a new class consisting of 1,000,000 shares of Preferred Stock, $0.01 par value. As provided in the Amendment, the Board of Directors of the Company shall be authorized to provide for the issuance from time to time in one or more series of any number of shares of Preferred Stock, and, by filing a certificate pursuant to the Delaware General Corporation Law, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, and rights, and the qualifications, limitations and restrictions of each such series.

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information

      Our common stock is traded in the over-the-counter market and is currently quoted in the "pink sheets" promulgated by the Pink Sheets LLC under the symbol "DION". For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period                                                 High        Low
------                                                 ----        ---

Year ended December 31, 2003:

      Jan. 1, 2003 to March 31, 2003                  $0.11       $0.05
      April l, 2003 to June 30, 2003                  $0.09       $0.06
      July 1, 2003 to Sept. 30, 2003                  $0.06       $0.06
      Oct. 1, 2003 to Dec. 31, 2003                   $0.19       $0.06

Year ended December 31, 2004:

      Jan. 1, 2004 to March 31, 2004                  $0.17       $0.05
      April l, 2004 to June 30, 2004                  $0.51       $0.07
      July 1, 2004 to Sept. 30, 2004                  $0.56       $0.36
      Oct. 1, 2004 to Dec. 31, 2004                   $0.65       $0.15

Year ended December 31, 2005:

      Jan. 1, 2005 to March 31, 2005                  $0.25       $0.11
      April l, 2005 to June 30, 2005                  $0.11       $0.06
      July 1, 2005 to Sept. 30, 2005                  $0.10       $0.06
      Oct. 1, 2005 to Dec. 31, 2005                   $0.07       $0.07

Year ended December 31, 2006:

      Jan. 1, 2006 to March 31, 2006                  $0.08       $0.06
      April l, 2006 to June 30, 2006                  $0.08       $0.06
      July 1, 2006 to Sept. 30, 2006                  $0.06       $0.03
      Oct. 1, 2006 to Dec. 31, 2006                   $0.04       $0.03

      Holders

      As of August 31, 2007, there are approximately 330 record holders of the Company's Common Stock.

      Dividends

      During 2003 and 2004, no cash dividends have been declared or paid on the Company's Common Stock. In addition, no cash dividends have been declared or paid since then.

      Recent Sales of Unregistered Securities

      We sold the following equity securities during the year ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      In May 2004, the Company entered into an Investment Agreement with Alan Gelband ("Gelband") pursuant to which up to 2,200,000 shares of Common Stock were agreed to be issued in consideration for an investment of $110,000 (the "Gelband Agreement"). Pursuant to the terms thereof, the Company received from Gelband the initial installment of $55,000 in May 2004 and delivered to Gelband 1,100,000 shares and, in June 2004, received the balance of $55,000 pursuant to which convertible promissory notes (the "Gelband Notes") were issued which would automatically convert into 1,100,000 shares upon the Company effecting an increase in the number of its authorized shares of Common Stock (the "Capitalization Amendment"). Pursuant to and as required by the Gelband Agreement, the Company entered into an Investment Agreement with Bernard Kravitz, the Company's President, pursuant to which Bernard Kravitz agreed to make an investment of $50,000 in the Company in consideration for which he would receive 1,000,000 shares and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share. Pursuant to the terms thereof, in June 2004, the Company received the investment from Mr. Kravitz of $50,000 and issued a convertible promissory note (the "Kravitz Note") which would automatically convert into 1,000,000 shares upon the Company effecting the Capitalization Amendment. In addition, contemporaneously with the execution of the foregoing agreements, and as required by the Gelband Agreement, Kenneth Levy became a director of the Company and executed an Investment Agreement pursuant to which Levy would be entitled to acquire 200,000 shares of Common Stock for $10,000 upon the Company effecting the Capitalization Amendment.

      As a result of the Company effecting the Capitalization Amendment as of August 30, 2004, each of the Gelband Notes and Kravitz Note automatically converted into shares of Common Stock as described above, and Levy acquired 200,000 shares as described above.

      In May 2004, the Company issued, under its 2002 Stock Compensation Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for outstanding options held by them.

      During the quarter ended June 30, 2004, the Company agreed to issue a five-year option to a newly retained employee to acquire up to 105,000 shares of Common Stock at $.15 per share. The Company also agreed to issue three-year warrants to two persons to acquire up to 5,000 shares each at $.15 per share.

      All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act, for "transactions by the issuer not involving any public offering".


Item 6. Management's Discussion and Analysis or Plan of Operation.

      The following discussion should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Introduction

      This report is being filed in mid-September, 2007, following a lengthy SEC reporting lapse. In January 2005 (nine months after filing Form-10KSB for the year ended December 31, 2003), we were notified that our then-current auditing firm had failed to register with the newly-created PCAOB. As soon as their oversight was pointed out, they immediately tried to register but were denied. The Company was thus forced to engage the services of another independent auditor, one already PCAOB-registered. This new auditor, for a fee, re-audited the financial statements for the year ended December 31, 2003, permitting those re-audited financial statements to be included in our amended Form 10KSB/A for that year, filed in April 2005. Until August 2005, however, due primarily to financial constraints, we were not able to engage such new auditing firm to work on our audited financial statements for the subsequent year ended December 31, 2004.

      Auditing progress was slow, largely due to a series of most unlikely, tragic events within that auditor's firm. The senior partner of the firm, and one other partner, both became ill and they subsequently died within months of each other. This made further progress on our reports most difficult. Then, in a letter dated December 29, 2006, we were advised by this auditing firm that they were terminating their professional relationship with the Company based on the stringent requirements of the SEC.. It was later explained verbally that under SEC partner rotation requirements, and due to the limited number of partners, they had to reduce their number of public clients. As a result, effective December 31, 2006, the firm resigned as our principal independent accountants. At the time, we were advised that they had completed their field work and were in the final stages of issuing their audited report for the year ended December 31, 2004, which they indicated they would be able to deliver to us shortly. Such delivery has now taken place and allowed us to file this report. Further, the Company now intends to engage the services of yet another PCAOB-registered auditor to help prepare filings for 2005, 2006 and 2007, and to thus once again become current in its SEC reporting obligations.

Liquidity and Capital Resources

      The Company approached the start of 2004 with almost all its cash resources exhausted, the direct result of grindingly poor business conditions during the prior few years. Although there were some slightly encouraging signs in the quarterly performance figures of 2003, the Company's operations nevertheless continued to generate a negative cash flow. As we opened 2004 the Company could be simply and accurately described as a "financial basket-case."

      At literally the last minute, Management did succeed in raising critically needed survival funds by contacting several long-term customers it felt might have a special interest in seeing Dionics survive. For the most part, this feeling was based on Dionics having supplied them with strategic products they could not easily replace elsewhere. Among those contacted, we were fortunate to find one very satisfied customer who did consider our product critical to their needs. They not only agreed to purchase a large portion of our inventory that they would not even need for several years, but also agreed to help our cash crisis by making an advance payment. Their purchase gave our First Quarter a major boost and, although they remain anonymous by their own request, they were literally responsible for our very survival.

      Another noteworthy event early in 2004 was the Company's completion of its debt repayment obligations to The Cadle Company, on loans that had originated in 1994 with Apple Bank for Savings. This removed all encumbrances on the Company's operating assets, and also relieved it of a monthly cash payment obligation of $10,000, both welcome events.

      Still actively seeking new operating capital, the Company was able to complete lengthy, but successful, negotiations that brought it $170,000 of new funding. Of that total, $120,000 came through a new investor, Alan Gelband and, as required by terms of his investment agreement with the Company, an additional $50,000 came from Bernard L. Kravitz, the Company's president. Mr. Kravitz was also required to forgive a $200,000 portion of debt which the Company owed him under terms of a Deferred Compensation Agreement.

      In other related matters, the Company, with shareholder approval, increased the number of Authorized Shares of common stock from 5.0 million to 50 million, and also authorized 1.0 million Preferred Shares.

      Exploring still further avenues for securing additional Working Capital, especially after a very disappointing Third Quarter, the Company began early-stage efforts that would eventually, in 2005, lead to a sale/leaseback of its real estate property. The property had been owned by the Company for many years and, being heavily depreciated on the Company's balance sheet, carried a hidden market value well above its depreciated book value. As the year 2004 ended, the Company was actively pursuing the new sale/leaseback option.

Results of Operations

      Operating Results for the year ended December 31, 2004 showed an increase in Sales volume of 25% over that for the year ended December 31, 2003, the amounts being $1,080,700 and $861,200, respectively. Much of the increase of $219,500 was attributable to the one special customer whose purchase provided the Company with "survival" funding early in the year.

      Gross Profit for the year ended December 31, 2004 was $331,300, or 30.7 % of Sales, as compared to a Gross Profit of $111,900, or 13.0 % of Sales for the year ended December 31, 2003. This increase stemmed mostly from the largely fixed nature of our manufacturing costs in a year that saw substantially greater Sales volume.

      Total Operating Expenses in 2004 were $417,400, or 38.6% of Sales, as compared to $346,500, or 40.2 % of Sales in 2003, showing a relatively constant percentage with regard to Sales volume.

      For the year ended December 31, 2004 the Company showed a Net Loss of $108,600 as compared to a much larger Net Loss of $274,800 in the year ended December 31, 2003, the difference tracing primarily to the benefits of the higher Sales volume achieved in 2004.

Summary

      As explained in the Introduction to this MD&A section, the material herein is being written in early September of 2007, approximately 2-1/2 years since the end of the 2004 calendar year. Reviewing events as well as our performance during the last 2-1/2 year period, we see the continuing tell-tale signs of a struggling, under-financed, technology-rich company. As reported, 2004 had been somewhat better than 2003, with increased sales volume and a reduced after-tax loss. It was followed, however, by a much worse 2005, with sharply lower sales volume and an increase in operating losses, the Company managing to survive only because it was able to close on a sale/leaseback transaction covering its real estate property. A substantial portion of the proceeds of that sale were then immediately applied against outstanding mortgage loans, as well as existing, past-due debts and other payment obligations of the Company, leaving its debt structure in an improved, more manageable condition. In 2006, the Company's sales volume once again improved moderately and currently appears on track to show further moderate gains through yearend 2007.

      Although working with extremely limited funds, Management continues to pursue a two-pronged strategy of a) survival and b) ongoing new product development. It is hoped that greater market acceptance of our new products will lead to meaningful increases in sales volume, and eventually to profits. In the Company's present condition, however, visibility is quite limited and our inherent optimism is correctly described as more the off-spring of hope and determination than of hard facts.

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

      Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

      Sales - Revenue is recognized in the financial statements (and the customer billed) either when materials are shipped from stock or when the vendor bills the Company for the order. Net sales are arrived at by deducting discounts, freight, and sales tax from gross sales.

      Accounts Receivable - Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations.

      Inventories - Inventories are stated at the lower of cost or market. The cost of raw materials and finished goods are accounted for on a first-in, first-out basis. Finished goods and work-in-process inventories include material, labor, and overhead costs. Labor cost is determined principally on the average cost method. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of labor.

      Notes Payable - The Company accounts for all note liabilities that are due and payable in one year as short-term notes.

      Long-Lived Assets- Property, Plant and Equipment - These assets are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance, repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

      Deferred Compensation Plan - Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon have been charged to operations over the period of expected service.

      Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Stock Based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to employees. The company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The company estimates the fair value of stock options using a Black-Scholes valuation model. The options granted and vested immediately are recognized as expense and additional paid in capital, upon the grant.

Recently Issued Accounting Standards

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

      In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b)costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No.29, "Accounting for Non-monetary transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.


Item 7. Financial Statements.

      See the Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Reference is made to the Company's Current Report on Form 8-K filed on March 14, 2005, and in particular Item 4.01 thereof, the full contents of which are incorporated by reference herein, for information on the dismissal of Ernest
D. Loewenwarter & Co. LLP as the principal independent accountants of the Company and retention of Bloom & Co., LLP as its principal independent accountants to audit the financial statements of the Company.

      Effective as of December 31, 2006, Bloom & Co., LLP resigned as the principal independent accountants for the Company. Bloom & Co., LLP indicated in a letter addressed to the Company that it has terminated its professional relationship with the Company due to the stringent requirements of the SEC. It was later explained verbally that under SEC partner rotation requirements, and due to the limited number of partners, they had to reduce their number of public clients. Bloom & Co., LLP has audited the financial statements of the Company for the years ended December 31, 2003 and December 31, 2004. Reference is made to the Company's Current Report on Form 8-K filed on January 25, 2007, and in particular Item 4.01 thereof, the full contents of which are incorporated by reference herein, for additional information.


Item 8A. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2004, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Identity of Directors

                                    Position and Offices                Director
Name                    Age         with Company                        Since
----                    ---         ------------                        -----

Bernard Kravitz         73          President, Secretary,               1969
                                    Treasurer

David M. Kaye           52          None(1)                             2000

----------
(1) A partner of Kaye Cooper Fiore Kay & Rosenberg, LLP, which firm provides certain legal services to the Company.

      The term of office for each director is until the next annual meeting of stockholders. There are no arrangements or understandings between any of the directors and any other persons pursuant to which he was selected as director.

      From May 2004 through August 2005, Kenneth Levy was also a Director of the Company. Mr. Levy resigned from the Board as of August 26, 2005.

      Identity of Executive Officers

                                                                  Officer
Name                    Age         Position                      Since
----                    ---         --------                      -----

Bernard Kravitz         73          President, Secretary,         1969
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

      (ii) David M. Kaye has been a Director of the Company since December 2000. Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Fiore Kay & Rosenberg, LLP (and its predecessors) located in Florham Park, New Jersey since February 1996. Such firm provides certain legal services to the Company. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters. He is also currently a director of Digicorp, Inc.

      During 2004, fees of $35,334 were billed by such firm for legal services rendered.

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

      To the Company's knowledge, with respect to the year ended December 31, 2004, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2004, was an officer, director and greater than ten percent beneficial owner, were complied with.

      Code of Ethics

      The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 65 Rushmore Street, Westbury, New York 11590.

Item 10. Executive Compensation.

      Summary Compensation Table

      The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2004, 2003 and 2002, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2004 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                           Summary Compensation Table

                                 Annual                   Long-Term
                                 Compensation(1)          Compensation
                                 ---------------          ------------

                                                          Restricted  Shares
Name and Principal     Fiscal                             Stock       Underlying
Position               Year      Salary       Bonus       Awards      Options
--------               ----      ------       -----       ------      -------

Bernard Kravitz,       2004      $  74,827    $0          $0          0
President              2003      $  70,800    $0          $0          0
                       2002      $  86,200    $1,051(2)   $1,682(2)   0

----------
(1) Does not include matching contributions paid by the Company for Mr. Kravitz during 2002, 2003 and 2004 of $3,436, $2,831 and $2,993, respectively, pursuant to the Company's Savings and Investment Plan under section 401(k) of the Internal Revenue Code and premiums paid by the Company during 2002, 2003 and 2004 on a life insurance policy it owns and maintains on the life of Mr. Kravitz. Also, does not include (i) $13,764 for each of 2002, 2003 and 2004 for life insurance premiums on policies owned by Mr. Kravitz which amounts were declared as income by Mr. Kravitz.

(2) See subsection "2002 Stock Compensation Plan" for information on the repurchase of shares by the Company from the Company's 401(k) Plan in February 2002. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued under the 2002 Plan a total of 76,347 shares the same number of shares as a bonus to the same eleven employees. As a result, $1,051 was deposited into the 401(k) account of Mr. Kravitz and Mr. Kravitz was issued 21,019 shares. The dollar value of the award is based on the average of the bid and asked prices of the Company's Common Stock on the date of grant.

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

      In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the "deferred compensation agreement"). In connection with the refinancing of the Company's mortgage loan and as required by the lender (see
Part I, Item 1, "Other Information - Loans"), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest. At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments. Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements. In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part. Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company's then-current financial circumstances.

      Pursuant to a Standby Agreement entered into with the SBA (see "Part I,
Item 1, "Other Information - Loans"), Mr. Kravitz has agreed to take no action under the deferred compensation agreement to collect any amounts due to him thereunder so long as the SBA Loan is outstanding, unless authorized by the SBA. The previously mentioned life insurance policy had a cash surrender value of $122,700 at December 31, 2004, against which there were loans in the amount of $121,300, resulting in a net cash value of $1,400. In connection with the refinancing of the Company's mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company's Westbury Property in favor of Mr. Kravitz to insure amounts due him under the deferred compensation agreement.

      In May 2004, and as required under the investment made by Alan Gelband, Mr. Kravitz agreed to forgive $200,000 of amounts due to him under the deferred compensation agreement and postpone any and all remaining payments due him under the deferred compensation agreement for a period of five years starting May 18, 2004. Mr. Kravitz also agreed to forgive at a future date, in such amounts as hereinafter calculated, any remaining amounts due to him under the deferred compensation agreement, equal to any sales proceeds received by him pursuant to any sales of shares of Common Stock made by him during the three (3) year period commencing from May 18, 2004 provided the per share price of the sales proceeds for such shares sold equals or exceeds $1.00 per share (as adjusted for any stock splits, stock dividends or similar transactions which may occur after the date hereof).

      In connection with the sale of the Westbury Property which occurred in July 2005, Mr. Kravitz and the Company entered into a Discharge of Mortgage Agreement on July 27, 2005 in which Mr. Kravitz agreed to discharge the mortgage held by him. As partial consideration for the discharge of the mortgage, the Company agreed as of July 27, 2005 (i) to issue 1,000,000 shares of restricted common stock of the Company to Mr. Kravitz and (ii) to re-price the 1,000,000 warrants issued to him in 2004 (exercisable for 1,000,000 shares) such that the exercise price shall be $.001 per share, which warrants Mr. Kravitz exercised in full on such date.

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

      Upon eligibility for retirement, disability (as defined in the plan), or death, a member is 100% vested in his account. Upon termination of employment for any other reason, a member is 100% vested in that portion of his account which he contributed and vested in the balance of his account dependent upon years of service as follows:

                  Years                               Percentage
                  -----                               ----------

                  Less than 2                         0%
                  2                                   25%
                  3                                   50%
                  4                                   75%
                  5 or more                           100%

      See subsection "Summary Compensation Table" elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2002, 2003 and 2004.

      Compensation of Directors

      During the year ended December 31, 2004, no compensation was paid to the Company's one non-employee incumbent director for his services as such.

      Stock Option Plan

      In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1997 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of December 31, 2003, options to acquire 192,500 shares of Common Stock had been granted under the 1997 Plan which included (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share, (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share, and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2003, 57,500 options were available for future grant. The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998. None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz). As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan, leaving options to acquire 172,500 shares outstanding. In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan. As of December 31, 2004, there were no outstanding options under the 1997 Plan.

      2002 Stock Compensation Plan

      In February 2002, the Board of Directors of the Company adopted the 2002 Stock Compensation Plan (the "2002 Plan") which permitted up to 150,000 shares of Common Stock to be awarded to employees, officers, directors or consultants of the Company. In May 2004, the number of shares reserved for issuance under the 2002 Plan was increased to 500,000shares.

      Contemporaneously with the adoption of the 2002 Plan, the Company repurchased 76,347 shares of Common Stock from the Company's 401(k) Plan, which were the only remaining shares of Common Stock of the Company in the 401 (k) Plan. These shares had been contributed by the Company to the 401(k) Plan during 1993. The amount paid in February 2002 was $3,817 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them. In addition, the Company then issued under the 2002 Plan the same number of shares as a bonus to the same 11 employees. As described under "Stock Option Plan" above, in May 2004, the Company issued 172,500 shares to 15 employees which shares were issued under the 2002 Plan. No other shares have been granted under the 2002 Plan. As a result, as of December 31, 2004, 248,847 shares have been granted under the 2002 Plan, leaving 251,153 shares available for future grant.

      Termination of Employment and Change of Control Arrangements

      None.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of August 31, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and
(iii) directors and officers of the Company as a group:

                                                     Percent(1)
Name and Address              Shares Owned            of Class
----------------              ------------            --------

Bernard Kravitz               3,504,551(2)             37.9%
65 Rushmore Street
Westbury, NY

Alan Gelband                  2,200,000(3)             23.8%
30 Lincoln Plaza
New York, NY

Keith Kravitz                   524,105                 5.7%
110-11 Queens Blvd.
Forest Hills, NY

David M. Kaye                        --                  --
30A Vreeland Road
Florham Park, NJ

All Directors & Officers      3,504,551                37.9%
as a Group (2 persons)

----------
(1) Based upon issued and outstanding shares computed as follows: 9,420,722 issued shares less 164,544 treasury shares resulting in 9,256,178 issued and outstanding shares.

(2) Includes 3,487,036 shares of record and 17,515 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz' wife. Does not include 524,105 shares owned by Keith Kravitz, adult son of Bernard Kravitz. Bernard Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.

(3) Includes 2,000,000 shares of record, 100,000 shares owned by Mr. Gelband's wife and 100,000 shares held by Mr. Gelband as custodian for his children.

Item 12. Certain Relationships and Related Transactions.

      Information with respect to certain relationships and related transactions is provided below with respect to the two year period ended December 31, 2004.

      In May 2004, the Company entered into an Investment Agreement with Alan Gelband ("Gelband") pursuant to which up to 2,200,000 shares of Common Stock would be issued in consideration for an investment of $110,000 (the "Gelband Agreement"). Pursuant to the terms thereof, the Company received from Gelband the initial installment of $55,000 in May 2004 and delivered to Gelband 1,100,000 shares and, in June 2004, received the balance of $55,000 pursuant to which convertible promissory notes (the "Gelband Notes") were issued which would automatically convert into 1,100,000 shares upon the Company effecting an increase in the number of its authorized shares of Common Stock (the "Capitalization Amendment"). Pursuant to and as required by the Gelband Agreement, the Company entered into an Investment Agreement with Bernard Kravitz, the Company's President, pursuant to which Bernard Kravitz agreed to make an investment of $50,000 in the Company in consideration for which he would receive 1,000,000 shares and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share. Pursuant to the terms thereof, in June 2004, the Company received the investment from Mr. Kravitz of $50,000 and issued a convertible promissory note (the "Kravitz Note") which would automatically convert into 1,000,000 shares upon the Company effecting the Capitalization Amendment. In addition, contemporaneously with the execution of the foregoing agreements, and as required by the Gelband Agreement, Kenneth Levy became a director of the Company and executed an Investment Agreement pursuant to which Levy would be entitled to acquire 200,000 shares of Common Stock for $10,000 upon the Company effecting the Capitalization Amendment.

      Mr. Kravitz also agreed to forgive $200,000 of amounts due to him under the deferred compensation agreement and postpone any and all remaining payments due him under the deferred compensation agreement for a period of five years starting May 18, 2004.

      As a result of the Company effecting the Capitalization Amendment as of August 30, 2004, each of the Gelband Notes and Kravitz Note automatically converted into shares of Common Stock as described above, and Levy acquired 200,000 shares as described above.

      See Part III, Item 10, "Deferred Compensation and Other Arrangements" for information on certain arrangements entered into with Mr. Kravitz.


Item 13. Exhibits.

3.1   Company's certificate of incorporation, as amended(1)
3.2   Company's by-laws(1)
4.1   Specimen of common stock certificate(1)
10.1 Restructuring Agreement between Dionics, Inc. and Apple Bank for Savings dated as of January 31, 1994(1)
10.2 Agreement dated as of July 11, 2001 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership(1)
10.3 Amendatory Agreement dated as of January 2, 2003 between Dionics, Inc. and D.A.N. Joint Venture, a Limited Partnership(1)
10.4 Acquisition Agreement dated as of April 20, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
10.5 Lease Agreement dated as of July 27, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
      Act)
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

----------
(1)   Previously filed and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

                                                Fiscal 2004       Fiscal 2003
         Fee Category                           Fees              Fees
         ------------                           ----              ----

         Audit Fees                             $6,000            $10,000
         Audit Related Fees                     $0                $0
         Tax Fees                               $0                $0
         All Other Fees                         $0                $0

         Total Fees                             $6,000            $10,000

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

                                          DIONICS, INC.
                                          (Registrant)


                                          By:   /s/ Bernard Kravitz
                                                ---------------------------
                                                Bernard Kravitz, President


                                          Dated: September 26, 2007


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                           Title                         Date


/s/ Bernard Kravitz           President, Secretary,               09/26/2007
-------------------           Treasurer, Director                 ----------
Bernard Kravitz               (Principal Executive
                              Officer and Principal
                              Financial Officer)


/s/ David M. Kaye             Director                            09/26/2007
-----------------                                                 ----------
David M. Kaye

          [LETTERHEAD OF BLOOM & CO. LLP. CERTIFIED PUBLIC ACCOUNTANTS]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Dionics, Inc
Westbury, NY

We have audited the accompanying balance sheet of Dionics, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Bloom & Co., LLP

Hempstead, NY
December 21, 2006

                          INDEX TO FINANCIAL STATEMENTS

                                  DIONICS, INC.

                                                                           Pages
                                                                           -----

FINANCIAL STATEMENTS

BALANCE SHEET                                                               F-2

STATEMENTS OF OPERATIONS                                                    F-3

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)                                F-4

STATEMENTS OF CASH FLOWS                                                    F-5

NOTES TO FINANCIAL STATEMENTS                                               F-6

                                  DIONICS, INC.
                                  BALANCE SHEET
                          YEAR ENDED DECEMBER 31, 2004

Assets
Current assets
Cash                                                                $    24,500
Accounts receivable                                                      72,100
Inventories                                                             328,400
Prepaid expenses                                                         10,100
                                                                    -----------
Total current Assets                                                    435,100

Property,  plant and equipment, net                                      60,600
Other assets:
Deferred mortgage fees and other assets                                  32,600
                                                                    -----------
Total assets                                                            528,300
                                                                    ===========

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable                                                         57,100
Accrued expenses                                                         37,900
Current maturities of long term debt                                     63,600
                                                                    -----------
Total current liabilities                                               158,600

Notes payable - non current
Long term debt                                                          607,900
Compensation payable                                                    301,000
                                                                    -----------

Total liabilities                                                     1,067,500

Stockholders' equity (deficit)
Common stock par vale $.01;
  50,000,000 shares authorized, 7, 420,722 and 3,848,222 issued
  and outstanding on December 31, 2004 and 2003, respectively.           74,200
Additional paid in capital                                            1,877,100
Accumulated deficit                                                  (2,269,900)
Less: Treasury stock at cost
      164,544 shares                                                   (220,600)
                                                                    -----------
Total stockholders' equity (deficit)                                   (539,200)
                                                                    -----------

Total Liabilities and Stockholders' equity                          $   528,300
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                         2004           2003
                                                         ----           ----

Sales                                                $ 1,080,700    $   861,200

Cost of sales                                            749,400        749,300
                                                     -----------    -----------

Gross profit                                             331,300        111,900

Operating costs

Salaries and benefits                                    233,100        189,200
Professional fees                                         77,500         50,400
Selling, general and administrative                      106,800        106,900
                                                     -----------    -----------

Total operating expenses                                 417,400        346,500
                                                     -----------    -----------

(Loss) from operations                                   (86,100)      (234,600)

Other income (expense)
Interest income                                            1,000          1,700
Interest expense                                         (22,900)       (41,000)
                                                     -----------    -----------

Total other income (expense)                             (21,900)       (39,300)
                                                                    -----------

Net (loss) before taxes                                 (108,000)      (273,900)
Income tax expense                                          (600)          (900)
                                                     -----------    -----------

Net (loss)                                           $  (108,600)   $  (274,800)
                                                     ===========    ===========

Basic (loss) per common share                               (.02)          (.08)

Weighted average of common shares outstanding          5,049,693      3,683,678
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004           2003
                                                          ----           ----
Cash flows from operating activities

Net income (loss)                                      $(108,600)     $(274,800)
Adjustments to reconcile net income to cash provided by operating activities

Depreciation and amortization                             14,000          6,700
Issuance of stock options and warrants                     7,900             --
Accounts receivable                                      (17,700)        41,200
Prepaid expenses                                          14,200          2,800
Inventories                                               40,100         21,700
Deferred mortgage fees and other assets                    3,800          3,100
Accounts payable                                         (80,100)        55,700
Accrued expenses                                           1,600         (3,900)
                                                       ---------      ---------

Net cash provided (used) by operations                  (124,800)      (147,500)

Cash flows from investing activities
(Increase) in fixed assets                                  (500)       (10,300)
                                                       ---------      ---------
Net cash (used in) investing activities                     (500)       (10,300)

Cash flows from financing activities
Issuance of shares                                       170,000             --
Exercise of options and purchase shares                   12,200             --
SBA loan                                                      --        255,800
Principal payment of long term debt                      (45,700)      (112,900)
                                                       ---------      ---------

Net cash provided by financing activities                136,500        142,900
                                                       ---------      ---------

Net increase (decrease) in cash                           11,200        (14,900)
Cash at beginning of year                                 13,300         28,200
                                                       ---------      ---------

Cash at end of year                                    $  24,500      $  13,300
                                                       =========      =========

SUPPLEMENTAL INFORMATION:

Non-cash transactions: An executive officer and shareholder forgave $200,000 in deferred compensation payable owed to him during the first quarter. The resulting effect was a $200,000 decrease in Deferred Compensation Payable and an increase in Additional Paid in Capital of $200,000


The accompanying notes are an integral part of the financial statements.

                                  DIONICS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                    Common Stock         Additional                  Treasury Stock
                                     Number of            Paid In                      Number of
                                 Shares      Amount       Capital      Deficit      Shares     Cost         Total
                                 ------      ------       -------      -------      ------     ----         -----
December 31, 2002              3,848,222     38,400     1,522,800    (1,886,500)   164,544   (220,600)    (545,900)

Loss for Period                      --         --            --       (274,800)       --          --     (274,800)

                               ------------------------------------------------------------------------------------
Balance as of
December 31, 2003              3,848,222     38,400     1,522,800    (2,161,300)   164,544   (220,600)    (820,700)

Shares issued                  3,400,000     34,100       135,900                                          170,000
Shares issued-exercise
   of options                    172,500      1,700        10,500                                           12,200

Shareholders'
   forgiveness of debt                                    200,000                                          200,000

Issuance of options                                         7,900                                            7,900

Loss for Period                      --         --            --       (108,600)       --          --     (108,600)

                               ------------------------------------------------------------------------------------
Balance as of
December 31, 2004              7,420,722     74,200    $1,877,100    (2,269,900)   164,544   (220,600)    (539,200)
                               =========     ======    ==========    ==========    =======   ========     ========


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

Cash and cash equivalents.

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $24,500 and $13,300 as of December 31, 2004 and 2003.

Sales

Revenue is recognized in the financial statements (and the customer billed) either when materials are shipped from stock or when the vendor bills the Company for the order. Net sales are arrived at by deducting discounts, freight, and sales tax from gross sales.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of raw materials and finished goods are accounted for on a first-in, first-out basis. Finished goods and work-in-process inventories include material, labor, and overhead costs. Labor cost is determined principally on the average cost method. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of labor. Dionics monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. Dionics adjusts down the inventory or estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required. Inventory at December 31, 2004 and 2003 was as follows:

                                                              2004        2003
                                                              ----        ----

Raw materials and factory supplies, net of reserves         $ 81,500    $ 75,800
Work in process                                              175,200     216,000
Finished goods                                                71,700      76,700
                                                            --------    --------

Total                                                       $328,400    $368,500
                                                            ========    ========

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short-term notes.

Long-Lived Assets- Property, Plant and Equipment

These assets are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance, repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

Deferred Compensation Plan

Future payments required under a plan of deferred compensation adopted in 1987, and revised in 2000, as well as interest accrued thereon have been charged to operations over the period of expected service.

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 and $7,300 as of December 31, 2004 and 2003.

Deferred Mortgage Costs

Costs related to the new First Union Business Capital Mortgage and prior costs related to the paid off mortgage with D.A.N. Joint Venture are being amortized over ten years as follows:

                                                       2004              2003
                                                       ----              ----

Cost                                                 $ 52,000          $ 52,000
Accumulated amortization                              (19,700)          (16,400)
                                                     --------          --------

Total                                                $ 32,300          $ 35,600
                                                     ========          ========

Amortization for 2004 and 2003 was $3,300 for both years.

Major Customers

In 2004 approximately $220,000 (20%), $148,300 (14%) and 51,800 (5%) of the
Company's revenues were from the three largest customers. Accounts receivable from these customers approximated $18,400 at December 31, 2004.

Net Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common share outstanding for the period. Diluted EPS gives effect to all dilutative potential shares outstanding (i.e., options and warrants) during the period. The assumed exercise of outstanding stock options has been excluded from the calculations of loss per share as their effect is anti-dilutive, in 2004 and 2003.

In 2004 and 2003, basic loss per share of Dionics, Inc was $(.01) and $(.08) per share, respectively.

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

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The company estimates the fair value of stock options using a Black-Scholes valuation model. The options granted and vested immediately are recognized as expense and additional paid in capital, upon the grant.

Recently Issued Accounting Standards

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

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b)costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

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

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No.29, "Accounting for Non-monetary transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.


NOTE 2. DESCRIPTION OF BUSINESS

Background

Dionics, Inc., a Delaware corporation, is located at 65 Rushmore Street, Westbury, NY. Dionics, Inc., designs, manufactures and sells silicon semi-conductor electronic products, individual discrete components, multi-component integrated circuits and multi-component hybrid circuits.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2004 and 2003 the trade accounts receivable were as follows:

                                                         2004            2003
                                                         ----            ----

      Trade accounts receivable                        $ 79,400        $ 61,700
      Less: allowance for doubtful accounts              (7,300)         (7,300)
                                                       --------        --------

      Trade accounts receivable, net                   $ 72,100        $ 54,400
                                                       ========        ========

At December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans. There was no bad debt expense for the years ended December 31, 2004 and 2003.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2004 and 2003 property, plant and equipment consisted of the following:

                                                      2004              2003
                                                      ----              ----

Equipment                                         $ 1,200,200       $ 1,199,700
Building                                              122,000           122,000
Furniture and fixtures                                233,400           233,400
Leasehold improvements                                169,400           169,400
Land                                                   40,000            40,000
                                                  -----------       -----------

Total                                               1,765,000         1,764,500
Less: accumulated depreciation                     (1,704,400)       (1,693,700)
                                                  -----------       -----------

Property, plant and equipment, net                $    60,600       $    70,800
                                                  ===========       ===========

Depreciation expenses for the years ended December 31, 2004 and 2003 were $10,700 and $6,700, respectively.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5. DEFERRED COMPENSATION PAYABLE

In 1987 the Company entered into an agreement, amended in 1997 and 1999, which provides for a 72 month schedule of payments to its chief executive officer.

In connection with the refinancing of the Wachovia Small Business Capital a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and its chief executive officer.

The Company executed a mortgage subordinate to the existing first mortgage secured by land and building at 65 Rushmore Street, Westbury, New York in favor of the chief executive officer to insure amounts due him on the deferred compensation agreement.

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

Under the standby agreement of the SBA Loan, the chief Executive will take no action on the deferred compensation unless authorized by the lender.

The previously mentioned life insurance policy had a cash surrender value at December 31, 2004 of $122,700, against which there were loans of $121,300 under other assets, resulting in a net cash value of $1,400.

An investment agreement was entered into with the Company on May 18, 2004. Pursuant to this agreement the executive officer forgave $200,000 of amounts due to him under the compensation agreement. The executive officer also agreed to postpone any and all remaining payments due him under the deferred compensation agreement for a period of 5 years starting May 18, 2004.


NOTE 6. LONG-TERM DEBT

Our long-term debt of at December 31, 2004 and 2003 includes a mortgage and notes payable as follows:

                                                      2004               2003
                                                      ----               ----

Mortgage payable                                   $ 360,300          $ 368,000
Term loans                                                --             35,000
Lease                                                  6,400              8,400
SBA loan                                             304,800            305,000
                                                   ---------          ---------

Total                                                671,500            716,400
Less: current maturities                             (63,600)           (46,300)
                                                   ---------          ---------

Total                                              $ 607,900          $ 670,100
                                                   =========          =========

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Principal payments over the next five years and in total are:

  Year

  2005                                                       63,600
  2006                                                       66,300
  2007                                                       69,500
  2008                                                       70,100
  2009                                                       66,200
  After 2008                                                335,800
                                                           --------

                                                           $671,500
                                                           ========

Mortgage Payable

In 1998, a loan agreement was entered into between us and Wachovia Small Business Capital (formerly the First Union Business Capital). The loan amount was $384,700 which requires 360 monthly self-liquidating payments in the amount of $2,900. Interest is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months. $358,200 of the mortgage amount was used to satisfy the balance of the mortgage due D.A.N Joint Venture in full.

Term Loans

Term loans agreements with D.A.N. Joint Venture, dated 1999, were restructured and replaced by a new term loan in the principal amount of $283,900 ("Term Loan A") structured over two five-year periods. During the first five-year period ended March 31, 1999 the Company paid interest only. During the second five-year period commencing April 1, 1999, the balance due was to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance. The monthly payments are $6,400.

D.A.N. Joint Venture and the Company also re-financed an amount of $167,500 stemming from the original mortgage amount, (Term Loan - C). Term Loan - C, was structured over two five-year periods, subject to the same terms noted above in Term Loan - A. Monthly payments for this loan are $3,800.

In March 2004, the Company made the final payments due under Term Loan A and Term Loan C.

Small Business Administration Loan

On October 20, 2002, the Company was approved with the Small Business Administration for a loan in the amount of $305,800. Interest will accrue at the rate of 4% per annum. Monthly payments of $1,570 will begin 25 months from the date of the promissory note. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to the principal. Interest will accrue only on funds actually advanced from the date of each advance, but in no case sooner than 24 months from the date of the promissory note. Dionics, Inc. will provide the deed of trust/mortgage on real estate located at 65 Rushmore Street, Westbury, NY 11590, as collateral.


NOTE 7. COLLATERIALIZED ASSETS

The Wachovia Small Business Capital and the SBA Loans are secured by a First Mortgage and a Second Mortgage, respectively on the Company's Westbury Property. All of the Company's assets other than the Westbury property were pledged to the remaining loans due to D.A.N. Joint Venture, which were paid in full as of March 2004.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8. COMON STOCK

In August 2004, the Company amended its Certificate of Incorporation filed in the State of Delaware and effected the "Capitalization Agreement." The Capitalization Agreement amends the following:(i) increased the number of authorized shares of Common Stock of the Company from 5,000,000 shares of Common Stock, $.01 par value, to 50,000,000 shares, and (ii) created a new class consisting of 1,000,000 shares of Preferred Stock, $.01 par value.

In May 2004, the Company entered into the following investment agreements, upon an increase in the number of its authorized shares of Common Stock the Capitalization Agreement:

      1. Stock Purchase Agreement - 2,200,000 shares of Common Stock were issued in consideration for an investment of $110,000. In addition to the execution of the agreement, Kenneth Levy became a director of the Company, whereby he acquired 200,000 shares of Common Stock for $10,000.

      2. The Kravitz Note - 1,000,000 shares of Common Stock and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share has been issued to the president of the Company, Bernard Kravitz, for an investment of $50,000.


NOTE 9. STOCK OPTION PLAN

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

As of December 31, 2002, options to acquire 192,500 shares of Common Stock had been granted under the 1997 Plan which included (i) 120,000 options originally granted on September 11, 1997 and re-priced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share and (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share. As of December 31, 2004, 57,500 options were available for future grant.

Since the market price of the Company's Common Stock was below the exercise option at December 31, 2003 and 2002, and the Company had a net loss for the twelve months ended December 31, 2004 and 2003, the options were anti-dilutive and were not considered in determining diluted earnings per share.

In May 2004, the Company issued, under the 2002 Stock Compensation Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options.

During the quarter ended June 30, 2004, the Company agreed to issue a five-year option to a newly retained employee to acquire up to 105,000 shares of Common Stock at $.15 per share. The Company also agreed to issue three-year warrants to two persons to acquire up to 5,000 shares each at $.15 per share. The average remaining life of the options and warrants is 4.32 years.

The Company has valued these options and warrants at $7,900, using Black Scholes model. The exercise price and market used in computation is $0.15. The stocks average volatility is estimated at 25% and the risk free rate is estimated at 5%. The options with five year term are value at $0.05 per option and the warrants with three year term are valued at $0.04 per warrant.

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2004, the components of deferred tax assets were as follows:

Accounts receivable allowance                                         $   2,500
Net operating loss carry-forward                                        502,600
                                                                      ---------

Total gross deferred tax assets (at 34% statutory rate)                 505,100
Less: Valuation allowance                                              (505,100)
                                                                      ---------

Net deferred tax assets                                                      --
                                                                      =========

Dionics had net operating losses (NOLs) of approximately $1,366,200 at December 31, 2003. These NOLs and corresponding estimated tax assets, computed at a 34% tax rate, expire as follows:

Date
Loss Incurred       Expiration Date      Loss amount       Estimated tax asset
-------------       ---------------      -----------       -------------------

1992                     2012            $   115,200            $  39,200
2001                     2021                373,000              126,800
2002                     2022                603,000              205,000
2003                     2025                275,000               93,500
2004                     2026                112,200               38,100
                                         -----------            ---------

Total                                    $ 1,478,400            $ 502,600
                                         ===========            =========

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


NOTE 11. COMMITMENTS AND CONTINGENCIES

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


NOTE 12.  RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. shares of common stock from the Company's 401(k) plan. These shares had been contributed by the Company's 401(k) Plan during 1993. The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan

                                  DIONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


shares, which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these shares in less than one year, as these were unregistered shares. There are no more shares of Dionics, Inc. remaining in the Company 401(k) Plan. The outlay of $3,800 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan (the "2002 Plan") which was adopted by the Company in February 2002. The Company may issue up to 500,000 shares under the 2002 Plan. In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. As of December 31, 2004, no other shares have been granted under the 2002 Plan.


NOTE 13. SUBSEQUENT EVENTS

On April 20, 2005 a property sales and lease back agreement was made between Dionics, Inc. and 65 Rushmore Realty ("the Buyer"). Dionics sold its land and building located at 65 Rushmore Street, Westbury, NY for $990,000. On July 27, 2005, Dionics used the proceeds of the loan to pay back its Small Business Administration Loan in the amount of $307,200 and its Wachovia Small Business Capital Loan of $361,900. A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold. Dionics netted $168,200 from the proceeds of the sale of property. The remainder of the proceeds was used to pay the expenses related to the sale.

The lease agreement is a triple net lease and is for a period of seven years with a base annual rent of $83,300 to be paid in monthly installments of $6,900. This annual rent is subject to annual increases based on the Consumer Price Index for All Urban Consumers of the United States Department of Labor Bureau of Labor Statistics in effect for New York and Northern New Jersey starting on August 1, 2009.