Form 10QSB
period 2005-03-31
DIONICS INC
filed 2008-07-16
CIK 29006

_______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-08161

DIONICS, INC.

(Exact name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2166744 (I.R.S. Employer Identification Number)

65 Rushmore Street

Westbury, New York 11590

(Address of Principal Executive Offices)

(516) 997-7474

(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [     ] No   [  X   ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [      ] No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 30, 2008 was 9,828,678

_______________________________________________________________________________

DIONICS, INC.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

  3

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

 16

Item 3.

Controls and Procedures.

 17

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

 18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

 18

Item 3.

Default upon Senior Securities.

 18

Item 4.

Submission of Matters to a Vote of Security Holders.

 18

Item 5.

Other Information.

 18

Item 6.

Exhibits.

 18

SIGNATURES

 19

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

DIONICS, INC

FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended March 31, 2005

Table of Contents
Page

Balance Sheet as of March 31, 2005 (unaudited) and December 31, 2004 (audited)	4

Statement of Operations for the 3 Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)	5

Statement Of Shareholders Equity for the 3 Months Ended March 31, 2005 (unaudited) and for the Year Ended December 31, 2004 (audited)	6

Statement of Cash Flows for the 3 Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)	7

Notes to Financial Statements (unaudited)	8-15

3

Dionics, Inc.
Balance Sheets

	March 31, 2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 11,000	$ 24,500
Accounts receivable, net of allowance
of $7,300 in 2005 and 2004 (Notes 1 and 2)	73,900	72,100
Inventory - Note 1	344,400	328,400
Prepaid expenses	10,500	10,100
Total current assets	439,800	435,100

Property, plant and other equipment,
Net of accumulated depreciation of
$1,705,600 in 2005 and $1,704,400
in 2004 (Notes 1 and 3)	58,900	60,600

Other assets	32,300	32,600
	$ 531,000	$ 528,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$ 68,700	$ 60,700
Accrued expenses	66,600	40,600
Current portion of long term debt (Note 5)	13,100	63,600
Due to shareholder	35,000	-
Total current liabilities	183,400	164,900

Long-term debt (Note 5)	654,800	601,500
Deferred compensation (Note 4)	301,000	301,000
Total liabilities	1,139,200	1,067,400

Stockholders’ deficit
Common stock - $.01 par value	74,200	74,200
Authorized 50,000,000 shares issued and outstanding
7,420,722 shares in 2005 and 2004

Additional paid-in capital	1,877,100	1,869,200
Accumulated deficit	(2,338,900)	(2,261,900)
	(387,600)	(318,500)

Less: Treasury stock at cost
(164,544 shares in 2005 and 2004)	(220,600)	(220,600)
Total stockholders' deficit	(608,200)	(539,100)
	$ 531,000	$ 528,300

The accompanying footnotes are an integral part of the financial statements

4

Dionics, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$ 203,500	$ 366,500

Cost of sales	138,600	249,200

Gross profit	64,900	117,300

Selling,general and administrative expenses	124,400	86,100

Earnings (loss) from operations	(59,500)	31,200

Other income and (expense):
Interest expense	(9,600)	(7,600)

Net income (loss) before income taxes	(69,100)	23,600

Income taxes (note 8)	-	800

Net income (loss)	$ (69,100)	$ 22,800

Gain (loss) per share	$ (0.010)	$ 0.006

Weighted average number of common
Shares outstanding	7,256,178	3,683,678

The accompanying footnotes are an integral part of the financial statements

5

Dionics, Inc.
Statement of Stockholders’ Equity For the Three Months Ended March 31, 2005

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total
Balance as of December
31, 2003 (audited)	3,848,222	$ 38,400	$ 1,522,800	$ (2,161,300)	164,544	$ (220,600)	$ (820,700)

Shares issued	3,400,000	34,100	135,900				170,000

Shares issued-exercise
of options	172,500	1,700	10,500				12,200

Shareholders'
Forgiveness of debt			200,000				200,000

Issuance of options			7,900				7,900

Net loss				(108,500)			(108,500)

Balance as of December
31, 2004 (audited)	7,420,722	74,200	1,877,100	(2,269,800)	164,544	(220,600)	(539,100)

Net loss				(69,100)			(69,100)

Balance as of
March 31, 2005 (unaudited)	7,420,722	$ 74,200	$ 1,877,100	$ (2,338,900)	164,544	$ (220,600)	$ (608,200)

The accompanying footnotes are an integral part of the financial statements

6

Dionics, Inc.
Statement of Cash Flows
(Unaudited)
	Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ (69,100)	$ 22,800

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,800	1,800

Change in operating assets and liabilities:
Accounts receivable	(1,800)	(29,200)
Prepaid expenses	(400)	11,500
Inventory	(16,000)	59,000
Deposits	300	3,200
Accounts payable	8,200	(38,300)
Accrued expenses	26,000	32,000
Net cash provided by operating activities	(51,000)	62,800

Cash flows used in (provided by) financing activities:
Repayment of debt	2,700	(34,100)
Equipment leasing obligation	(200)	(2,100)
Shareholder loan	35,000	-
Net cash used in financing activities	37,500	(36,200)

Net increase (decrease) in cash	(13,500)	26,600

Cash at beginning of period	24,500	13,300
Cash at end of period	$ 11,000	$ 39,900

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business
The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multicomponent integrated circuits and as multicomponent hybrid circuits.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was
$ 11,000 as of March 31, 2005 and $ 24,500 as of December 31, 2004.

Fair Values of Financial Instruments.
The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Accounts Receivable
Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them. Customary collection efforts are initiated and an allowance for uncollectible amounts is set up and the related expense is charged to operations.

Merchandise Inventory
Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market. Cost is determined principally on the average actual cost method.
Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. The Company monitors usage reports to determine if the carrying value of any items should be adjusted down due to lack of demand for the item. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management. An additional inventory write-down may be required.

Inventories are comprised of the following:	March 31	December 31
	2005	2004
Raw materials & factory supplies(net of reserve)	$ 93,000	$ 81,500
Work in process	199,700	175,200
Finished goods	51,700	71,700
Total	$ 344,400	$ 328,400

Dionics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Long-Lived Assets- Property, Plant and Equipment
These assets are recorded at cost less depreciation and amortization. Depreciation and Amortization are accounted for on the straight-line methods based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement.
Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements,
10-20 years. On April 20, 2005 a property sales and lease back agreement was made between the Company and 65 Rushmore Realty ("the Buyer"). The Company sold its land and building located at
65 Rushmore Street, Westbury, NY for $990,000. On July 27, 2005, the Company used the proceeds of the sale to pay back its debt of $669,100. A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold. The Company netted $168,200 from the proceeds of the sale of property. The remainder of the proceeds was used to pay the expenses related to the sale.

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

Notes Payable
The Company accounts for all notes liabilities that are due and payable in one year as short term notes.

Bad Debt
The company maintained an allowance for doubtful accounts of $7,300 at March 31, 2005 and 2004.

Deferred Mortgage Costs
Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	March 31	December 31
	2005	2004
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(20,000)	(19,700)
	$ 32,000	$ 32,300

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005. Amortization for the quarter ended March 31, 2005 was $300 and for the year ended December 31, 2004 was $3,300.

Dionics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Major Customers
For the quarter ended March 31, 2005, approximately 50% of total sales were to their 3 largest customers.

Net Gain/Loss Per Common share
Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding
(i.e., options and warrants) during the period.
For the quarter ended March 31, 2005, basic (loss) per share of the Company was $( .010) per share.
For the quarter ended March 31, 2004, basic gain per share of the Company was $ .006 per share.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
There were no deferred taxes for the period ending March 31, 2005 and December 31, 2004, respectively.

Recently Issued Accounting Standards
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
SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS
151 and has determined that this pronouncement will not materially impact its consolidated results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS
123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123")
and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R
requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, the
Company must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach the Company would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

Dionics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123.
Under this method, the Company would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company is currently evaluating the requirements of SFAS 123R and its impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:
	March 31	December 31
	2005	2004
Trade accounts receivable	$ 81,200	$ 79,400
Less: allowance for doubtful accounts	7,300	7,300
	$ 73,900	$ 72,100
There was no bad debt expense for the periods ended March 31, 2005 and 2004

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	March 31	December 31
	2005	2004
Equipment	$ 1,199,800	$ 1,200,200
Building	122,000	122,000
Furniture and Fixtures	233,300	233,400
Leasehold Improvements	169,400	169,400
Land	40,000	40,000
	$ 1,764,500	$ 1,765,000
Less: accumulated depreciation	(1,705,600)	(1,704,400)
Net property, plant and equipment	$ 58,900	$ 60,600

On April 20, 2005 a property sales and lease back agreement was made between the Company and 65
Rushmore Realty ("the Buyer"). The Company sold its land and building located at 65 Rushmore Street, Westbury, NY for $990,000 on July 27, 2005. The Company used the proceeds of the sale to repay in full its debt of 669,100
A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold. The Company netted $168,200 from the proceeds of the sale of property.
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

Depreciation expense for the quarter ended March 31, 2005 was $1,400 and for the year ended
December 31, 2004 was $10,600.

Dionics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 4 - DEFERRED COMPENSATION PAYABLE:

In 1987, the Company entered into an agreement, amended in 1997 and 1999, which provides for a 72-month schedule of payments to its chief executive officer.

An investment agreement was entered into with the Company on May 18, 2004. Pursuant to this agreement the executive officer forgave $200,000 of amounts due to him under the compensation agreement. The executive officer also agreed to postpone any and all remaining payments due him under the deferred compensation agreement for a period of 5 years starting May 18, 2004.

NOTE 5 - LONG-TERM DEBT:

As of March 31, 2005 and December 31, 2004, the Company’s long-term debt includes a mortgage and notes payable as follows:
	March 31	December 31
	2005	2004
Mortgages payable	$ 661,800	$ 665,100
Lease	6,100	-
	$ 667,900	$ 665,100
Less: current maturities	(13,100)	(63,600)
	$ 654,800	$ 601,500

In August 2005, the mortgages payable were both paid off from the proceeds of the sale of the Rushmore building.

Mortgage Payable

In 1998, a loan agreement was entered into for $384,700 which requires 360 monthly self-liquidating payments in the amount of $2,900. Interest is calculated on the unpaid principal balance at an initial rate of 8.23% per annum. The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes. This rate change will occur once every 60 months. This loan was paid off with the proceeds from the sale of the building and land at 65 Rushmore Street during the third quarter of 2005.

Term loans agreements dated in 1999, were restructured and replaced by a new term loan in the principal amount of $283,900, ("Term Loan A") structured over two five-year periods. During the first five-year period ended March 31, 1999 the Company paid interest only. During the second five-year period commencing April 1, 1999, the balance due was to be repaid over 60 equal monthly installments, plus interest at prime plus two percent on the unpaid balance. The monthly payments are $6,423. This loan was paid off in 2004.

Small Business Administration Loan

On October 20, 2002, the Company obtained a loan in the amount of $305,800 with interest at the rate of
4% per annum. This loan was paid off with the proceeds from the sale of the building and land at
65 Rushmore Street during the third quarter of 2005.

Dionics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 6. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the
Company's board of directors may grant stock options to officers and key employees. In September
1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The
"1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section
422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan. In May
2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan. As of March 31, 2005 and December 31, 2004,
there were no outstanding options under the 1997 Plan.

NOTE 7. TAXES AND NET OPERATING LOSS CARRYFORWARDS:

As of March 31, 2005 and December 31, 2004, the components of deferred tax assets were as follows:
	March 31, 2005	December 31, 2004
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	395,300	502,600
Total gross deferred tax assets (at 34% statutory rate)	397,800	505,100
Less: Valuation allowance	(397,800)	(505,100)
Net deferred tax assets	-	-

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in Company sales and profitability, sales backlog, and budgeted sales, management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The Company believes it is possible that the benefit of these additional assets may not be realized in the future.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Company on his life; however, the policy remains unfunded as of March 31, 2005 and December 31, 2004, .

DIonics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 9. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company’s
401(k) plan. These shares had been contributed by the Company's 401(k) Plan during 1993. The amount paid on
February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price.
The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these shares in less than one year, as these were unregistered shares. There are no more shares of the Company remaining in the Company's 401(k) plan. The outlay of $3,800 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the Company
2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in February 2002. The
Company may issue up to 500,000 shares under the 2002 Plan. In May 2004, the Company issued, under the
Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. As of
March 31, 2005 and December 31, 2004, there are no outstanding options under the 1997 Plan.

NOTE 10. SUBSEQUENT EVENTS

Auditors

Due primarily to financial constraints, the Company was not able to engage a new auditing firm until August 2005 which engagement became necessary after the Company was notified in January 2005 that its then-current auditing firm had failed to register with the PCAOB.  Thereafter, the newly engaged firm encountered a variety of internal issues regarding its ability to continue as the Company’s public accountant.  Effective December 31, 2006, such firm resigned as the Company’s principal independent accountants.  At the time, the firm was in the final stages of completing its audited report for the year ended December 31, 2004 and indicated it would soon issue the report to the Company.  Following the filing on October 1, 2007 of the Company’s Form 10-KSB for the year ended

December 31, 2004, the Company engaged Michael F. Albanese, CPA on October 3, 2007 as its independent registered public accountant.

Sale of Real Estate

On July 27, 2005, the Company completed the sale of the real property owned by the Company at 65 Rushmore

Street, Westbury, New York (the “Westbury Property”) pursuant to an Acquisition Agreement (the “Acquisition

Agreement”) entered into on April 20, 2005 with 65 Rushmore Realty, LLC (the “Purchaser”) pursuant to which the Purchaser agreed to purchase the Westbury Property from the Company for the sum of $990,000.

Contemporaneously with the sale of the Westbury Property, on July 27, 2005, the Company entered into a lease agreement (the “Lease”) with the Purchaser pursuant to which the Company has agreed to lease the Westbury

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

DIonics, Inc. Notes to Financial Statements March 31, 2005 (Unaudited)

NOTE 10. SUBSEQUENT EVENTS (continued)

In connection with the sale of the Westbury Property which required that the Westbury Property be free and clear of any and all liens, the Company’s President and the Company entered into a Discharge of Mortgage Agreement on July 27, 2005 in which the Company’s President agreed to discharge the mortgage held by him on the Westbury

Property.  In consideration for the discharge of the mortgage, the Company agreed as of July 27, 2005 to (i) issue

1,000,000 shares of restricted common stock of the Company to the President,  (ii) re-price the 1,000,000 warrants issued to him in 2004 as part of an investment he made in the Company (exercisable for 1,000,000 shares) such that the exercise price shall be $.001 per share, which warrants the President exercised in full on such date, and

(iii) pay the Company’s President $25,000 in cash.  The Company also repaid  various emergency loans the

President had previously made to the Company and that were still outstanding.

Grant of Shares

On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees and 100,000 shares of common stock to a director of the Company for services rendered to the Company.

Item 2.

Management’s Discussion and Analysis of Plan of Operation

The following should be read in conjunction with the financial statements of the Company included elsewhere herein.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Introduction

This report is being filed in 2008, following a considerable lapse in SEC reporting by the Company. For a more detailed explanation of the causes of the reporting lapse, the reader is referred to the Management’s Discussion in the 2005 year-end Form 10-KSB SEC report.

Liquidity and Capital Resources

In the period ending March 31, 2005 the Company’s sales continued to deteriorate, creating further shrinkage in its cash reserves. The negative cash flow was so severe that personal loans from the Company’s president were needed to keep the company in operating condition.

A major effort was underway to negotiate a sale-leaseback transaction on the Company’s real estate property, including its factory building. A potential buyer had been located, and an ongoing give-and-take process consumed a major part of management’s time. There were also many legal matters related to the proposed sale-leaseback that needed attention. As the negative cash-flow effects mounted, threatening to cause the physical shutdown of the Company, only the real estate transaction seemed to be a possible means of saving it. Management therefore gave the sale-leaseback transaction the highest priority. As the quarter ended, negotiations continued.

Results of Operations

Sales volume in the First Quarter of 2005 fell to $203,500 as compared to $366,500 in the First Quarter of 2004, a 44% decrease.  Much of the decrease came from the absence in 2005 of shipments to a special-situation customer who, in 2004, had taken a large volume of a strategic, custom-designed product.

Cost of Sales fell proportionately, dropping to $138,600 in the current period, from $249,200 in the First Quarter of 2004. Gross Profit also saw a proportionate decrease to $64,900 in the current period as compared to $117,300 in the First Quarter of 2004.  With considerably greater efforts going into sales as well as the property transaction, Selling, General and Administrative Expenses rose in the First Quarter of 2005 to $124,400 as compared to $86,100 in the same period last year.

Net Income (Loss) after Income Taxes showed a Net Loss of ($69,100) for the First Quarter of 2005 versus Net Income of $23,600 in the same period last year.

Summary

As explained in the Introduction, this report is one of several being filed after a lengthy pause in the Company’s filing of SEC reports. The Company hopes to continue filing these delinquent reports until it finally becomes current in its reporting obligations. For more detailed information, see the Company’s year-end filing of its Form 10-KSB SEC report for 2005.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2005, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIONICS, INC.

(Registrant)

Dated:    July 14, 2008

By:

/s/ Bernard Kravitz

Bernard Kravitz, President

Dated:   July 14, 2008

By:

/s/ Bernard Kravitz

Bernard Kravitz, Principal Financial Officer