Form 10QSB
period 2005-06-30
DIONICS INC
filed 2008-07-16
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   [      ] No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 30, 2008 was 9,828,678.

______________________________________________________________________________

DIONICS, INC.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

  3

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

 17

Item 3.

Controls and Procedures.

 18

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

 19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

 19

Item 3.

Default upon Senior Securities.

 19

Item 4.

Submission of Matters to a Vote of Security Holders.

 19

Item 5.

Other Information.

 19

Item 6.

Exhibits.

 19

SIGNATURES

 20

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Dionics, Inc

Financial Statements

(Unaudited)

For the Six Months Ended June 30, 2005

Table of Contents

Page

Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)	4

Statements of Operations for the 6 Months Ended June 30, 2005 (unaudited)
and June 30, 2004 (unaudited)	5

Statements of Operations for the 3 Months Ended June 30, 2005 (unaudited)
and June 30, 2004 (unaudited)	6

Statements of Stockholders’ Equity for the 6 Months Ended June 30, 2005 (unaudited) and for the Year Ended December 31, 2004 (audited)	7

Statements of Cash Flows for the 6 Months Ended June 30, 2005 (unaudited)
and June 30, 2004 (unaudited)	8

Notes to Financial Statements (unaudited)	9-16

Dionics, Inc.
Balance Sheets

	June 30, 2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 13,600	$ 24,500
Accounts receivable, net of allowance of
$7,300 in 2005 and 2004 (Notes 1 and 2)	59,700	72,100
Inventory (Note 1)	359,400	328,400
Prepaid expenses	12,300	10,100
Total current assets	445,000	435,100

Property, plant and other equipment
Net of accumulated depreciation of
$1,707,300 in 2005 and $1,704,400 in 2004
(Notes 1 and 3)	57,200	60,600

Other assets	32,000	32,600
	$ 534,200	$ 528,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$ 95,700	$ 60,700
Accrued expenses	78,200	40,600
Current portion of long term debt (Note 5)	668,600	63,600
Due to shareholder	60,000	-
Total current liabilities	902,500	164,900

Long-term debt (Note 5)	-	601,500
Deferred compensation (Note 4)	301,000	301,000
Total liabilities	1,203,500	1,067,400

Stockholders' deficit
Common shares - $.01 par value,
authorized 51,000,000 shares, issued and
outstanding; 7,429,722 shares in 2005 and 2004	74,200	74,200
Additional paid-in capital	1,877,100	1,869,200
Accumulated deficit	(2,400,000)	(2,261,900)
	(448,700)	(318,500)
Less: treasury stock at cost,
164,544 shares in 2005 and 2004	(220,600)	(220,600)

Total stockholders' deficit	(669,300)	(539,100)
	$ 534,200	$ 528,300
The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Sales	$ 385,400	$ 680,400

Cost of sales	273,000	459,600

Gross profit	112,400	220,800

Selling, general and administrative expenses	225,400	181,300

Net gain (loss) from operations	(113,000)	39,500

Other income and expense:
Dividends and other income	-	1,300
Interest expense	(17,200)	(9,500)

Net income (loss) before income taxes	(130,200)	31,300

Income taxes (note 7)	-	800

Net income (loss)	(130,200)	30,500

Basic gain (loss) per common share	$ (0.02)	$ 0.01

Weighted average number of common
shares outstanding	7,256,178	4,956,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Operations For the Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,
	2005	2004

Sales	$ 181,900	$ 313,900

Cost of sales	134,400	210,400

Gross profit	47,500	103,500

Selling,general and administrative expenses	101,000	95,200

Net gain (loss) from operations	(53,500)	8,300

Other income and expense:
Dividends and other income	-	1,300
Interest expense	(7,600)	(1,900)

Net income (loss) before income taxes	(61,100)	7,700

Income taxes (note 7)	-	-

Net income (loss)	$ (61,100)	$ 7,700

Basic gain (loss) per common share	$ (0.01)	$ 0.00

Weighted average number of common
shares outstanding	7,256,178	4,956,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Stockholders’ Equity For the Six Months Ended June 30, 2005

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total
Balance as of December
31, 2003 (audited)	3,848,222	$ 38,400	$ 1,522,800	$ (2,161,300)	164,544	$ (220,600)	$ (820,700)

Shares issued	3,400,000	34,100	135,900				170,000

Shares issued-exercise
of options	172,500	1,700	10,500				12,200

Shareholders'
forgiveness of debt			200,000				200,000

Issuance of options			7,900				7,900

Net loss				(108,500)			(108,500)

Balance as of December
31, 2004 (audited)	7,420,722	74,200	1,877,100	(2,269,800)	164,544	(220,600)	(539,100)

Net loss	0	0	0	(130,200)	0	0	(130,200)

Balance as of
June 30, 2005 (unaudited)	7,420,722	$ 74,200	$ 1,877,100	$ (2,400,000)	164,544	$ (220,600)	$ (669,300)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Cash Flows
For The 6 Months Ended June 30, 2005 And 2004

	Increase (Decrease) in Cash and Cash Equivalents
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ (130,200)	$ 30,500

Adjustments to reconcile net income to net cash
Provided from operating activities:
Depreciation and amortization	3,500	5,200

Change in operating assets and liabilities:
Accounts receivable	12,400	(70,500)
Prepaid expenses	(2,200)	12,200
Inventory	(31,000)	76,900
Deposits and other assets	600	2,900
Accounts payable	41,200	(66,400)
Accrued expenses	37,600	27,600
Deferred compensation	-	-
Net cash provided by operating activities	(68,100)	18,400

Cash flows used In (provided by) financing activities:
Repayment of debt	(1,900)	(39,600)
Equipment leasing obligation	(900)	(500)
Shareholder loan	60,000	-
Proceeds from sale of capital stock	-	67,100
Convertible promissory notes payable	-	105,000
Net cash used in financing activities	57,200	132,000

Net increase (decrease) in cash	(10,900)	150,400

Cash at beginning of period	24,500	13,300
Cash at end of period	$ 13,600	$ 163,700

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

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

Cash and Cash Equivalents
Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was
$13,600 as of June 30, 2005 and $ 24,500 as of December 31, 2004.

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
Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. The
Company monitors usage reports to determine if the carrying value of any items should be adjusted down due to lack of demand for the item. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, an additional inventory write-down may be required.

Inventories are comprised of the following:	June 30	December 31
	2005	2004
Raw materials & factory supplies(net reserve)	$ 89,200	$ 81,500
Work in process	191,700	175,200
Finished goods	78,500	71,700
Total	$ 359,400	$ 328,400

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

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
Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements,
10-20 years. On April 20, 2005 a property sales and lease back agreement was made between the Company and 65 Rushmore Realty ("the Buyer"). The Company sold its land and building located at
65 Rushmore Street, Westbury, NY for $990,000. On July 27, 2005, the Company used the proceeds of the sale to pay back its debt of 669,100. In addition, a cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold. The Company netted $168,200 from the proceeds of the sale of property. The remainder of the proceeds was used to pay the expenses related to the sale.

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

Bad Debt
The Company maintained an allowance for doubtful accounts of $7,300 at June 30, 2005 and 2004.

Deferred Mortgage Costs
Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	June 30	December 31
	2005	2004
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(20,000)	(19,700)
	$ 32,000	$ 32,300

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005. Amortization for the 6 months ended June 30, 2005 was $600 and for the year ended December 31, 2004 was $3,300.

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Major Customers
For the quarter ended June 30, 2005, approximately 31% of total sales were to their 3 largest customers.

Net Gain/Loss Per Common share
Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding
(i.e., options and warrants) during the period.
For the 6 Months Ended June 30, 2005, basic (loss) per share of the Company was $( .02) per share.
For the 6 Months Ended June 30, 2004, basic gain per share of the Company was $ .01 per share.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred taxes for the period ending June 30, 2005 and December 31, 2004.

Recently Issued Accounting Standards
Recently Issued Accounting Standards In November 2004, the FASB issued SFAS No. 151, "Inventory
Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 151 and has determined that this pronouncement will not materially impact its consolidated results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS
123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123")
and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R
requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, it must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach the Company would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No.
123. Under this method, the Company would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. It would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company is currently evaluating the requirements of SFAS
123R and its impact on the Company’s consolidated results of operations and earnings per share. The
Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under
SFAS 123.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:
	June 30	December 31
	2005	2004
Trade accounts receivable	$ 67,000	$ 79,400
Less: allowance for doubtful accounts	7,300	7,300
	$ 59,700	$ 72,100
There was no bad debt expense for the periods ended June 30, 2005 and December 31, 2004

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:
	June 30	December 31
	2005	2004
Equipment	$1,199,800	$1,200,200
Building	122,000	122,000
Furniture and Fixtures	233,300	233,400
Leasehold Improvements	169,400	169,400
Land	40,000	40,000
	$1,764,500	$ 1,765,000
Less: accumulated depreciation	(1,707,300)	(1,704,400)
Net property, plant and equipment	$ 57,200	$ 60,600

On April 20, 2005 a property sales and lease back agreement was made between the Company and 65
Rushmore Realty ("the Buyer"). The Company sold its land and building located at 65 Rushmore Street,
Westbury, NY for $990,000 on July 27, 2005. The Company used the proceeds of the sale to repay in full its debt of $669,100. A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold. The Company netted $168,200 from the proceeds of the sale of property. The remainder of the proceeds were used to pay the expenses related to the sale.

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

Depreciation expense for the 6 months ended June 30, 2005 was $1,400 and for the year ended
December 31, 2004 was $10,600.

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

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

NOTE 5 - LONG-TERM DEBT:

As of June 30, 2005 and December 31, 2004, the Company’s long-term debt includes a mortgage and notes payable as follows:

	June 30	December 31
	2005	2004
Mortgages payable	$ 663,200	$ 665,100
Lease	5,400	-
	$ 668,600	$ 665,100
Less: current maturities	(668,600)	(63,600)
	$ -	$ 601,500

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

Term loans agreements dated in 1999 were restructured and replaced by a new term loan in the principal amount of $283,900, ("Term Loan A") structured over two five-year periods.
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

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

NOTE 6. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company’s board of directors may grant stock options to officers and key employees. In September 1997, the Board of
Directors of the Company adopted the 1997 Incentive Stock Option Plan (The “1997 Plan”) for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the
1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue code. Any stock granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common
Stock of the Company at the time of the grant. As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan. In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan. As of June 30, 2005 and December 31, 2004, there were no outstanding options under the 1997 Plan.

NOTE 7. TAXES AND NET OPERATING LOSS CARRYFORWARDS:

As of June 30, 2005 and December 31, 2004, the components of deferred tax assets were as follows:

	June 30, 2005	December 31, 2004
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	395,300	502,600
Total gross deferred tax assets (at 34% statutory rate)	397,800	505,100
Less: Valuation allowance	(397,800)	(505,100)
Net deferred tax assets	$ -	$ -

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in the Company’s sales and profitability, sales backlog, and budgeted sales management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The Company believes it is possible that the benefit of these additional assets may not be realized in the future.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5)
years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Company on his life; however, the policy remains unfunded as of June 30, 2005 and December 31, 2004.

Dionics, Inc.
Notes To Financial Statements
June 30, 2005

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

Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all the Outstanding Options.  As of June 30, 2005 and

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
June 30, 2005

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

Introduction

This report is being filed in 2008, following a considerable lapse in SEC reporting by the Company. For a more detailed explanation of the causes of the reporting lapse, the reader is referred to the Management’s Discussion in the 2005 year-end 10K SEC report.

Liquidity and Capital Resources

In the three-month period ending June 30, 2005 the Company’s sales continued to deteriorate, causing a severe negative cash flow problem. The condition reached crisis proportions such that additional personal loans by the Company’s president were needed to keep the Company in operating condition. Added to the loans he had made in the First Quarter, the president had now loaned a total of $60,000 to keep the Company afloat. These loans were being made, of course, in anticipation of a successfully negotiated sale-leaseback transaction on its real estate property. The process had begun many months earlier, a prospective buyer had been identified, and the usual process of give-and-take was approaching completion. While there could still be no certainty of success, the real estate project was assigned the highest possible priority by Management. If it failed, the Company would probably fail along with it.

Results of Operations

Sales volume in the Second Quarter of 2005 fell to $181,900 as compared to $313,900 in the Seond Quarter of 2004, a 42% decrease. Much of the decrease came from the absence in 2005 of shipments to a special-situation customer who, in 2004, had taken a large volume of a strategic, custom-designed product.

Cost of Sales fell proportionately, dropping to $134,400 in the current peiod , from $210,400 in the Second Quarter of 2004. Gross Profit also saw a proportionate decrease to $47,500 in the current period as compared to $103,500 in the Second Quarter of 2004. With greater efforts going into sales as well as the property transaction, Selling, General and Administrative Expenses rose in the Second Quarter of 2005 to $101,000 as compared to $95,200 in the same period last year.

Net Income (Loss) after Iucome Taxes showed a Net Loss of ($61,100) for the Second Quarter of 2005 versus a Net Income of $7,700 in the same period last year.

In the First Six-Months of 2005, sales volume fell to $385,400 as compared to $680,400 in the First Six-Months of 2004, a 43% decrease. As explained earlier, much of the decrease came from the absence of sales to a special- situation customer in 2005 that had boosted sales results in 2004.

Cost of Sales fell proportionately, dropping to $273,000 in the First Half of 2005 from $459,600 in the First Half of 2004. Gross Profit also saw a proportionate decrease to $112,400 in the First Half of 2005 as compared to $220,800 in the First Half of 2004. With considerably greater efforts going into sales as well as the property transaction, Selling, General and Administrative Expenses rose in the First Half of 2005 to $225,400 as compared to $181,300 in the First Half of 2004.

Net Income (Loss) after Income Taxes showed a Net Loss of ($130,200) for the First Half of 2005 versus a Net Income of $30,500 in the First Half of 2004.

Summary

As explained in the Introduction, this report is one of several being filed after a lengthy pause in the Company’s filing of reports with the SEC. The Company hopes to continue filing these delinquent reports until it finally becomes current in its reporting obligations. For more detailed information, see the Company’s year-end 10K report for 2005, filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2005, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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