Form 10QSB
period 2005-09-30
DIONICS INC
filed 2008-07-16
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

 18

Item 5.

Other Information.

 18

Item 6.

Exhibits.

 18

SIGNATURES

 19

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

DIONICS, INC

FINANCIAL STATEMENTS

(UNAUDITED)

For the Nine Months Ended September 30, 2005

Table of Contents
Page

Balance Sheet as of September 30, 2005 (unaudited) and December 31, 2004 (audited)	4

Statement of Operations for the 9 Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	5

Statement of Operations for the 3 Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	6

Statement Of Shareholders Equity For The 9 Months Ended September 30, 2005 (unaudited) and for the Year Ended December 31, 2004 (audited)	7

Statement Of Cash Flows for the 9 Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	8

Notes to Financial Statements (unaudited)	9-15

Dionics, Inc.
Balance Sheets
September 30, 2005 and December 31, 2004

	September 30, 2005	December 31,
	(Unaudited)	2004

ASSETS
Current assets:
Cash and cash equivalents	$ 30,500	$ 24,500
Accounts receivable, net of allowance of
$7,300 in 2005 and 2004 (Notes 1 and 2)	60,100	72,100
Inventory (Note 1)	309,400	328,400
Prepaid expenses	19,700	10,100
Total current assets	419,700	435,100

Property, plant and other equipment
Net of accumulated depreciation of
$1,419,300 in 2005 and $ 1,704,400 in 2004 (Notes 1 and 3)	13,800	60,600

Other assets	21,100	32,600
	$ 454,600	$ 528,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$ 46,200	$ 60,700
Accrued expenses	49,800	40,600
Current portion of long-term debt (Note 5)	-	63,600
Due to shareholder	6,000	-
Total current liabilities	102,000	164,900
Long-term debt (Note 5)	-	601,500
Deferred compensation (Note 4)	301,000	301,000
	403,000	1,067,400

Stockholders' equity (deficit)
Common shares - $.01 par value,
Authorized 51,000,000 shares,
Issued and outstanding 9,420,722 shares in 2005 and
7,420,722 shares in 2004	94,200	74,200
Additional paid-in capital	1,957,100	1,869,200
Accumulated deficit	(1,779,100)	(2,261,900)
	272,200	(318,500)

Less: Treasury Stock at cost (164,544 shares
in 2005 and 2004)	(220,600)	(220,600)
Total stockholders' equity (deficit)	51,600	(539,100)
	$ 454,600	$ 528,300

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Operations For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Sales	$ 538,300	$ 818,600

Cost of sales	452,000	624,000

Gross profit	86,300	194,600

Selling, general and administrative expenses	305,200	287,700

Net (loss) from operations	(218,900)	(93,100)

Other income and expense:
Dividends and other income	500	4,800
Gain on sale of building and property
Less direct expenses of sale	730,000	-
Interest expense	(21,600)	(14,800)

Net income (loss) before income taxes	490,000	(103,100)

Income taxes (Note 7)	(700)	900

Net income (loss)	$ 490,700	$ (104,000)

Gain (loss) per common share	$ 0.06	$ (0.02)

Weighted average number of common
Shares outstanding	8,256,178	5,157,288

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Operations For the Three Months ended September 30, 2005 and 2004 (Unaudited)

	Three Months Ended September 30,
	2005	2004

Sales	$ 152,900	$ 138,200

Cost of sales	179,000	164,400

Gross profit	(26,100)	(26,200)

Selling, general and administrative expenses	79,800	102,200

Net gain (loss) from operations	(105,900)	(128,400)

Other income and expense:
Dividends and other income	500	3,500
Gain on sale of building and property
Less direct expenses of sale	730,000	-
Interest expense	(4,400)	(5,300)

Net income (loss) before income taxes	620,200	(130,200)

Income taxes (Note 7)	(700)	-

Net income (loss)	$ 620,900	$ (130,200)

Gain (loss) per common share	$ 0.08	$ (0.02)

Weighted average number of common
Shares outstanding	8,256,178	7,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Stockholders’ Equity For the Nine Months Ended September 30, 2005

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total
Balance as of December
31, 2003 (audited)	3,848,222	$ 38,400	$ 1,522,800	$ (2,161,300)	164,544	$ (220,600)	$ (820,700)

Shares issued	3,400,000	34,100	135,900				170,000

Shares issued-exercise
of options	172,500	1,700	10,500				12,200

Shareholders'
forgiveness of debt			200,000				200,000

Issuance of options			7,900				7,900

Net loss				(108,500)			(108,500)

Balance as of December
31, 2004 (audited)	7,420,722	74,200	1,877,100	(2,269,800)	164,544	(220,600)	(539,100)

Net gain				490,700			490,700

Shares issued - mortgage
release	1,000,000	10,000	40,000				50,000

Shares issued - exercise
of warrants	1,000,000	10,000	40,000				50,000

Balance as of
September 30, 2005 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,779,100)	164,544	$ (220,600)	$ 51,600
The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Increase (Decrease) in Cash and Cash Equivalents
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 490,700	$ (104,000)

Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation and amortization	5,100	7,900
Gain on sale of building and land	(849,100)	-

Change in operating assets and liabilities:
Accounts receivable	12,000	(3,500)
Prepaid expenses	(9,600)	12,000
Inventory	19,000	93,500
Deposits	11,500	2,400
Accounts payable	(13,400)	(100,800)
Accrued expenses	9,300	16,600
Net cash provided by operating activities	(324,500)	(75,900)

Cash flows used in (provided by) financing activities:
Repayment of debt	(665,100)	(42,600)
Equipment leasing obligation	(1,400)	-
Shareholder loan	6,000	-
Proceeds from sale of common stock	1,000	170,000
Proceeds from sale of building and land	990,000	-
Net cash used in financing activities	330,500	127,400

Net increase (decrease) in cash	6,000	51,500

Cash at beginning of year	24,500	13,300

Cash at end of year	$ 30,500	$ 64,800

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Notes To Financial Statements
September 30, 2005

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

Cash and Cash Equivalents
Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was
$ 30,500 as of September 30, 2005 and $ 24,500 as of December 31, 2004.

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

Inventories are comprised of the following:	September 30	December 31
	2005	2004
Raw materials & factory supplies(net reserve)	$ 78,500	$ 81,500
Work in process	205,200	175,200
Finished goods	25,700	71,700
Total	$ 309,400	$ 328,400

Dionics, Inc.
Notes To Financial Statements
September 30, 2005

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

The lease agreement is a triple net lease and is for a period of seven years with a base annual rent of
$83,300 to be paid in monthly installments of $6,900. This annual rent is subject to annual increases based on the Consumer Price Index for All Urban Consumers of the United States Department of
Labor Bureau of Labor Statistics in effect for New York and Northern New Jersey starting on Aug. 1, 09

Notes Payable
The Company accounts for all notes liabilities that are due and payable in one year as short term notes.

Bad Debt
The Company maintained an allowance for doubtful accounts of $7,300 at September 30, 2005 and 2004.

Deferred Mortgage Costs
Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	September 30	December 31
	2005	2004
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(19,700)
	$ -	$ 32,300

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005. Amortization for the 9 months ended September 30, 2005 was $32,300 and for the year ended December 31, 2004 was $3,300.

Dionics, Inc.
Notes To Financial Statements
September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Major Customers
For the quarter ended September 30, 2005, approximately 27% of total sales were to their 3 largest customers.

Net Gain/Loss Per Common share
Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding
(i.e., options and warrants) during the period.
For the 9 Months Ended Sept. 30, 2005, basic gain per share of the Company was $ .06 per share.
For the 9 Months Ended Sept. 30, 2004, basic (loss) per share of the Company was $( .02) per share.

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
There were no deferred taxes for the period ending September 30, 2005 and December 31, 2004.

Recently Issued Accounting Standards
Recently Issued Accounting Standards In November 2004, the FASB issued SFAS No. 151, "Inventory
Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 151 and has determined that this pronouncement will not materially impact the Company’s consolidated results of operations.

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
September 30, 2005

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

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:
	September 30	December 31
	2005	2004
Trade accounts receivable	$ 67,400	$ 79,400
Less: allowance for doubtful accounts	7,300	7,300
	$ 60,100	$ 72,100
There was no bad debt expense for the periods ended September 30, 2005 and 2004

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30	December 31
	2005	2004
Equipment	$ 1,199,800	$ 1,200,200
Building	-	122,000
Furniture and Fixtures	233,300	233,400
Leasehold Improvements	-	169,400
Land	-	40,000
	$ 1,433,100	$ 1,765,000
Less: accumulated depreciation	(1,419,300)	(1,704,400)
Net property, plant and equipment	$ 13,800	$ 60,600

On April 20, 2005 a property sales and lease back agreement was made between the Company and 65 Rushmore
Realty ("the Buyer"). The Company sold its land and building located at 65 Rushmore Street, Westbury, N.Y. for
$990,000 on July 27, 2005. The Company used the proceeds of the sale to repay in full its debt of $669,100.
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

Depreciation expense for the year ended September 30, 2005 was $5,000 and for the year ended
December 31, 2004 was $10,600.

Dionics, Inc.
Notes To Financial Statements
September 30, 2005

NOTE 4 - DEFERRED COMPENSATION PAYABLE:

In 1987, the Company entered into an agreement, amended in 1997 and 1999, which provides for a 72-month schedule of payments to the Company’s chief executive officer.

An investment agreement was entered into with the Company on May 18, 2004. Pursuant to this agreement the executive officer forgave $200,000 of amounts due to him under the compensation agreement. The executive officer also agreed to postpone any and all remaining payments due him under the deferred compensation agreement for a period of 5 years starting May 18, 2004.

NOTE 5 - LONG-TERM DEBT:

As of September 30, 2005 and December 31, 2004, the Company’s long-term debt includes a mortgage and notes payable as follows:
	September 30	December 31
	2005	2004
Mortgages payable	$ -	$ 655,100
Lease	4,900
	$ 4,900	$ 665,100
Less: current maturities	(4,900)	(63,600)
	$ -	$ 601,500

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

Dionics, Inc.
Notes To Financial Statements
September 30, 2005

NOTE 6. STOCK OPTION PLAN

	The Company has an employee incentive compensation plan (the "Plan") pursuant to which the
	Company's board of directors may grant stock options to officers and key employees. In September
	1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The
	"1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of
	the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section
	422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at
	no less than 100% of the fair market value of the Common Stock of the Company at the time of the
	grant. As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan. In May
	2004, the Company issued 172,500 shares to 15 employees equal to the number of options held
	by such employees which shares were issued in place of and in cancellation for the outstanding
	options previously issued under the 1997 Plan. As of September 30, 2005 and December 31, 2004,
	there were no outstanding options under the 1997 Plan.

NOTE 7. TAXES AND NET OPERATING LOSS CARRYFORWARDS:

	As of September 31, 2005 and December 31, 2004, the components of deferred tax assets were as follows:

	September 30, 2005	December 31, 2004
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	395,300	502,600
Total gross deferred tax assets (at 34% statutory rate)	397,800	505,100
Less: Valuation allowance	(397,800)	(505,100)
Net deferred tax assets	$ -	$ -

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

	The Company has an agreement with its chief executive officer to pay to his widow or estate for a
	period of five (5) years following his death an amount per year equal to the annual salary being earned
	by him at the time of his death, provided that he was an employee of the Company at the time of his
	death. Such arrangements had previously been funded by life insurance policies owned by the Company on
	his life; however, currently the policy remains unfunded as of September 30, 2005 and December 31, 2004.

Dionics, Inc.
Notes To Financial Statements
September 30, 2005

NOTE 9. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan. These shares had been contributed by the Company's 401(k) Plan during
1993. The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these shares in less than one year, as these were unregistered shares. There are no more shares of the Company remaining in the Company's 401(k) plan. The outlay of $3,800 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the
Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in
February 2002. The Company may issue up to 500,000 shares under the 2002 Plan. In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. As of September 30, 2005 and
December 31, 2004, there are no outstanding options under the 1997 Plan.

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

Liquidity and Capital Resources

In the three-month period ending September 30, 2005 the Company’s sales continued to deteriorate, worsening an already severe negative cash flow problem. Early in the period, the Company’s president increased to $65,000 his total outstanding personal loans to the Company, permitting it to continue functioning. By this time, the efforts to complete the sale-leaseback transaction on the Company’s real estate property were almost complete, and in fact a closing was held successfully in the month of August 2005. Net of direct expenses related to the transaction, the Company realized an $730,000 gain on the sale-leaseback transaction of its property. A variety of debts, mortgages and past-due accounts payable were cleared up with the cash proceeds, including the loans by the Company’s president, In spite of operational losses, the Company’s debt-structure was now reduced greatly and made more manageable. Residual working capital gave the Company a breathing spell in which to try to get its loss-ridden operations back onto a profitable track.

Results of Operations

Sales volume in the Third Quarter of 2005 fell to $152,900, down sequentially from the $181,900 achieved in the previous quarter, but actually higher than the dismal $138,200 level reached in the Third Quarter of 2004. It should be pointed out that the Third Quarter is traditionally the poorest one in our industry, reflecting vacations and other negative influences.

Cost of Sales in the Third Quarter of 2005 rose slightly to $179,000 from the $164,400 level of 2004, tracking with the change in Sales volume. Gross Profit, however, showed a ($26,100) Loss in the Third Quarter of 2005 essentially unchanged from the Gross Loss of the same period last year. With the closing of its real estate transaction, many of the Company’s unusual expenses came to an end, so that Selling, General and Administrative Expenses in the Third Quarter of 2005 showed a decrease to $79,800, down from the $102,200 level of the Third Quarter of 2004.

The Net Loss from Operations in the Third Quarter of 2005 decreased to  ($105,900) as compared to a 2004 Third Quarter Net Loss from Operations of ($128,400). Third Quarter 2005 Net Income After Income Taxes reached $719,200 as compared to a 2004 Third Quarter Net Loss After Income Taxes of ($130,200), the difference mainly attributable to the gain on the sale of the Company’s real-estate property.

In the First Nine-Months of 2005 sales volume fell to $538,300, down 34% from the $818,600 level achieved in the First Nine-Months of 2004. Much of the decrease traces to the absence of sales in 2005 to a special-situation customer that had boosted sales in 2004.

Cost of Sales fell proportionately, dropping to $452,000 in the First Nine-Months of 2005 from $624,000 in the First Nine-Months of 2004. Gross Profit also saw a proportionate drop to $86,300 in the First Nine-Months of 2005 as compared to a Gross Profit of $194,600 in the First Nine-Months of 2004. Over the Nine-Month period, with greater efforts going into sales and the real estate property transaction, Selling, General and Administrative Expenses rose in the First Nine-Months of 2005 to $305,200 from $287,700 in the First Nine-Months of 2004.

Net Loss from Operations rose to ($218,900) in the First Nine-Months of 2005 as compared to a Net Loss from Operations of ($93,100) in the First Nine-Months of 2004.  Net Income/(Loss) After Income Taxes for the Third Quarter of 2005 showed a Gain of $589,700 as compared to a Loss of ($104,000) for the First Nine-Months of 2004, the change mostly attributable to the sale of the Company’s real-estate property.

Summary

As explained in the Introduction., this report is one of several being filed after a lengthy pause in the Company’s fileing of reports with the SEC. The Company hopes to continue filing these delinquent reports until it finally becomes current in its reporting obligations. For more detailed information, see the Company’s year-end 10K report for 2005, filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2005, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the sale of the Westbury Property which occurred in July 2005, Bernard. Kravitz and the Company entered into a Discharge of Mortgage Agreement on July 27, 2005 in which Mr. Kravitz agreed to discharge the mortgage held by him.  As partial consideration for the discharge of the mortgage, the Company agreed as of July 27, 2005 (i) to issue 1,000,000 shares of restricted common stock of the Company to Mr. Kravitz and (ii) to re-price the 1,000,000 warrants issued to him in 2004 (exercisable for 1,000,000 shares) such that the exercise price shall be $.001 per share, which warrants Mr. Kravitz exercised in full on such date.  All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act, for “transactions by the issuer not involving any public offering”.

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

Dated:   July14, 2008

By:

/s/ Bernard Kravitz

Bernard Kravitz, President

Dated:   July 14, 2008

By:

/s/ Bernard Kravitz

Bernard Kravitz, Principal Financial Officer