Form 10KSB
period 2005-12-31
DIONICS INC
filed 2008-07-16
CIK 29006

_____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-08161

DIONICS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2166744 (I.R.S. Employer Identification Number)

65 Rushmore Street Westbury, New York (Address of principal executive offices)	11590 (Zip Code)

Issuer’s telephone number, including area code:  (516) 997-7474

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.01 par value)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.       [   ]

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No  [X]

State Issuer’s revenues for its most recent fiscal year:  $686,100.

As of May 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (3,551,627 shares) was approximately $142,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 30, 2008 was 9,828,678.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:   Yes [   ]   No [X]

_____________________________________________________________________________________________

DIONICS, INC.

TABLE OF CONTENTS

PART I

Page

Item 1.

Description of Business

3

Item 2.

Description of Property

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

8

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

8

Item 6.

Management’s Discussion and Analysis or Plan of Operation

9

Item 7.

Financial Statements

13

Item 8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

26

Item 8A.

Controls and Procedures

26

Item 8B.

Other Information

26

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of  the Exchange Act

26

Item 10.

Executive Compensation

28

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

30

Item 12.

Certain Relationships and Related Transactions

31

Item 13.

Exhibits

31

Item 14.

Principal Accountant Fees and Services

32

Signatures

33

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in this report under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”.  The Company does not intend to update these forward-looking statements.

PART I

Item 1.

Description of Business.

Business Development

Dionics, Inc. (referred to herein as “Dionics”, the “Company”, “we”, “us” and “our”) was incorporated under the laws of the State of Delaware on December 19, 1968 as a general business corporation.

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

(i)

The individual discrete components are predominantly transistors, diodes and capacitors, intended for use in miniature circuit assemblies called “hybrid micro-circuits”.  In order to facilitate their being easily assembled into the “hybrid” circuits products by its customers, these products are supplied by the Company in un-wired unencapsulated microscopic chip form.  A variety of such components is supplied by the Company, some as “standard” products which it offers to the industry at large, and other as special or custom-tailored products which it manufactures to certain specific electronic requirements of an individual customer.

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

For the most part, the Company’s sales in this category of product are standard circuits, designed by the Company, and offered to the industry at large.  In some instances, customer-designed circuits are produced and sold only to the sponsoring customer, with specific electrical performance needed by that customer.

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

We have also recently developed a fourth main class of products, “Silicon light-chips”, that combine certain aspects of other products, along with several unique features of their own. This new product area involves Light Emitting Diodes (LEDs) of different colors being embedded in carefully shaped depressions in a Silicon chip. The main advantages of the combination is to enhance the light-delivery of the LEDs, as well as to keep them cool. These Silicon light-chips may be used in lighting systems that produce white light or mono-colored light.

The percentage of total revenues for each of the four product classes was in excess of fifteen (15%) percent in 2005.

(ii)

The Company has not invested any material amount of assets in, nor has it announced, any new major product line in any new industry segment.

(iii)

Raw materials essential to the business of the Company are readily available from many sources within the United States.

(iv)

The Company has had nine (9) United States patents issued to date.  Each patent is for a 17-year duration.  The earliest patent was granted in 1971 and the latest in 1990.  Therefore, the expiration dates range from 1988 through 2007.  As a result, all such patents have expired.

(v)

The business of the Company is not seasonal.

(vi)

There were no customers to whom, for the fiscal year ended December 31, 2005, sales were made equal to 10% or more of the Company’s sales.   The two largest customers in 2005 were as follows:

     Approximate

     Percentage

Name

     of Business

Customer “A”

8.5%

Customer “B”

7.5%

The actual names of the customers above referred to are not set forth since the identity of such substantial customers is a trade secret of the Company and deemed confidential.  Disclosure of such names would be detrimental to the best interests of the Company and its investors and would adversely affect the Company’s competitive position.

The loss of any of the above customers would have a material adverse affect on the business of the Company.

(vii)

Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2004 approximately $144,805 and at December 31, 2005 approximately $74,875.

(viii)

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

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

Competition in the industry is principally based upon product performance and price.  The Company’s competitive position is based upon its evaluation of its products’ superior performance and its general pricing structure which Management believes is favorable in its industry although the Company may suffer from price competition from larger competitors whose facilities and volume base enable them to produce a competitive product at a lower price

(x)

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the Company’s capital expenditures, earnings or competitive position.

(xi)

The number of persons employed by the Company at December 31, 2005 was 14.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

Other Information - Loans

D.A.N. Joint Venture

In July 2001, the Company entered into an agreement (the “July 2001 Agreement”) with D.A.N. Joint Venture, a Limited Partnership, an affiliate of the Cadle Company (“D.A.N. Joint Venture”), with regard to certain matters involving Term Loan A and Term Loan C, the only remaining loans due to D.A.N. Joint Venture under a certain Restructuring Agreement entered into as of January 31, 1994 with Apple Bank for Savings (the “Bank”).  D.A.N. Joint Venture is the assignee of the Bank with respect all of the Bank’s rights under the Restructuring Agreement which restructured certain previous loans made by the Bank to the Company.

Pursuant to July 2001 Agreement, D.A.N. Joint Venture agreed to accept the sum of $57,500 in full and complete settlement of the total unpaid accrued interest of $86,096.13 on Term Loan A and Term Loan C.   In addition, pursuant to the July 2001 Agreement, the parties agreed that the principal balance due on Term Loan A and Term Loan C shall be paid in 32 consecutive monthly installments commencing August 1, 2001 and interest on both loans shall be paid monthly in arrears commencing August 1, 2001.  As of the date of the July 2001 Agreement, the principal balance owing on Term Loan A was in the amount of $151,386.76  and the principal balance owing on Term Loan C was in the amount of $89,335.20.  All of the Company’s assets, other than the Westbury Property (as defined in Item 2 below), have been pledged to the foregoing remaining loans due to D.A.N. Joint Venture.

In September 2002, due to its severely negative cash flow, the Company became unable to make payments of principal and interest under Term Loan A and Term Loan C.  Attempts to negotiate a payment moratorium with D.A.N. Joint Venture were unsuccessful and, in December 2002, D.A.N. Joint Venture commenced an action against the Company in the Supreme Court of the State of New York, County of New York.  Subsequently, D.A.N. Joint Venture and the Company agreed to resolve such issues, the action was discontinued and an amendatory agreement was entered into between the parties.  Pursuant to an Amendatory Agreement dated January 2, 2003 between D.A.N. Joint Venture and the Company, the parties agreed that (i) as of December 31, 2002 the principal balance on Term Loan A was $90,064 and on Term Loan C was $53,146; (ii) Term Loan A principal shall be repaid with interest at the rate of 10.25% per annum in 15 equal consecutive monthly payments of $6,423 each commencing January 1, 2003 and ending March 1, 2004; (iii) Term Loan C principal shall be repaid with interest at the rate of 10.25% per annum in 15 equal consecutive monthly payments of $3,790 each commencing January 1, 2003 and ending March 1, 2004; and (iv) total past due interest as of December 31, 2002 on Term Loan A and Term Loan C was in the aggregate amount of $5,440 and that all payments on Term Loan A and Term Loan C will be applied first to any accrued and unpaid interest, then to principal, in accordance with D.A.N. Joint Venture’s accounting system.

The Company has paid the monthly installments since the execution of the Amendatory Agreement and, in early March 2004, the Company made the final payments due under Term Loan A and Term Loan C.  As a result, all amounts due have been paid and there are no remaining loans due D.A.N. Joint Venture.

Wachovia Mortgage Loan and SBA Loan

As of December 31, 1998, and pursuant to a loan agreement, the Company obtained a 30 year mortgage loan in the principal amount of $384,685 (the “Mortgage Loan”).  The Mortgage Loan was held by Wachovia Small Business Capital (“Wachovia”) (formerly First Union Small Business Capital and, prior thereto, The Money Store Commercial Mortgage, Inc.).  Of such amount, $358,232 was used to satisfy in full the balance due on a previously obtained mortgage loan which at the time was held by D.A.N. Joint Venture.  Interest on the Mortgage Loan is calculated on the unpaid principal balance at an initial rate of 8.23% per annum.  The interest rate on the loan is variable depending on an independent index related to the yield of United States Treasury Notes.  This rate change will occur once every 60 months.  The Mortgage Loan is secured by a first mortgage on the Company’s Westbury Property.

In October 2002, the Company was approved for a disaster loan (the “SBA Loan”) from the U.S. Small Business Administration (“SBA”) in the amount of $305,800.  The Company received all of the proceeds therefrom during the fourth quarter of 2002 and the first quarter of 2003.  Interest will accrue at the rate of 4.0% per annum.  The original terms of the SBA Loan provided for installment payments, including principal and interest, of $5,632 being paid monthly beginning 25 months from the date of the promissory note, with a final payment date of seven years from the date of the promissory note.  In November 2003, the SBA amended the repayments terms so that the installment payments beginning November 26, 2004 (25 months from the date of the promissory note) shall be in the amount, including principal and interest, of $1,570 with a maturity date being extended to 30 years from the date of the promissory note.  The SBA Loan is secured by a second mortgage on the Westbury Property subordinate only to the mortgage held by Wachovia. See, also, Part III, Item 10, “Deferred Compensation and Other Arrangements” for information on the Standby Agreement entered into by Bernard Kravitz and the SBA.

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

REDUCED SALES; NET LOSSES.  We have experienced reduced sales and have suffered net losses since the end of fiscal 2000.  For the year ended December 31, 2000, the Company had sales of approximately $2,434,000.  Since then, we have had sales of approximately $1,734,000 in 2001, $628,000 in 2002, $861,000 in 2003, $1,081,000 in 2004 and $686,100 in 2005.  For the year ended December 31, 2000, we had net income of approximately $259,000.  Since then, we had a net loss of approximately $297,000 for the year ended December 31, 2001, $618,000 for the year ended December 31, 2002, $275,000 for the year ended December 31, 2003, $109,000 for the year ended December 31, 2004 and net income of $414,700 for the year ended December 31, 2005.  Although we had a net loss from operation of $392,300 in 2005, we had net income in 2005 due to the gain on sale of real estate of $829,000.  There can be no assurances that operations will improve in the future.

LOSS OF KEY CUSTOMERS.  Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues.  In 2005, approximately 23.5% of our revenues were from three customers.  The loss of any of these customers could have a material adverse effect on the Company.

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

MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE.  Our stock price experiences significant volatility.  The market price of the Common Stock, which currently is quoted in the “pink sheets”, has, in the past, fluctuated substantially over time and may in the future be highly volatile.  In addition, the Company believes that relatively few market makers make a market in the Company’s Common Stock.  The actions of any of these market makers could substantially impact the volatility of the Company’s Common Stock.

ABSENCE OF DIVIDENDS.  We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends on our common stock in the foreseeable future.

OUR COMMON STOCK IS A PENNY STOCK. Our Common stock is classified as a penny stock, which is quoted in the “pink sheets”.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common stock.  In addition, the “penny stock” rules adopted by the Securities and

Exchange Commission subject the sale of the shares of the Common stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common stock, which could severely limit the market of our Common stock.

LIMITATIONS OF THE PINK SHEETS CAN HINDER COMPLETION OF TRADES.  Trades and quotations on the “pink sheets” involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered.  Consequently, in the event a trading market develops, one may be unable to trade in our Common stock at optimum prices.

THE PINK SHEETS IS VULNERABLE TO MARKET FRAUD.   Securities reported in the “Pink Sheets” are frequent targets of fraud or market manipulation, both because of their generally low prices and because  reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.  “Pink Sheets” dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

Except as required by the Federal Securities Law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.

Description of Property.

The Company’s executive offices are located at 65 Rushmore Street, Westbury, New York, which until July 2005 was owned by the Company (sometimes herein referred to as the “Westbury Property”).

On April 20, 2005, the Company entered into an Acquisition Agreement with 65 Rushmore Realty, LLC (the “Purchaser”) pursuant to which the Purchaser agreed to purchase the Westbury Property for the sum of $990,000.  The closing was subject to certain conditions including but not limited to an environmental inspection of the Westbury Property and the Company entering into a seven year lease to continue to occupy the Westbury Property after closing.  On July 27, 2005, the Company completed the sale of the Westbury Property.

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

The Company fully utilizes 65 Rushmore Street which presently houses all of the Company’s manufacturing facilities, as well as all of its research, sales and management activities.

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

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded in the over-the-counter market and is currently quoted in the “pink sheets” promulgated by the Pink Sheets LLC under the symbol “DION”.  For the periods indicated, the following table sets forth the high and low sales prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period

High

Low

Year ended December 31, 2004:

Jan. 1, 2004 to March 31, 2004

$0.17

$0.05

April l, 2004 to June 30, 2004

$0.51

$0.07

July 1, 2004 to Sept. 30, 2004

$0.56

$0.36

Oct. 1, 2004 to Dec. 31, 2004

$0.65

$0.15

Year ended December 31, 2005:

Jan. 1, 2005 to March 31, 2005

$0.25

$0.11

April l, 2005 to June 30, 2005

$0.11

$0.06

July 1, 2005 to Sept. 30, 2005

$0.10

$0.06

Oct. 1, 2005 to Dec. 31, 2005

$0.07

$0.07

Year ended December 31, 2006:

Jan. 1, 2006 to March 31, 2006

$0.08

$0.06

April l, 2006 to June 30, 2006

$0.08

$0.06

July 1, 2006 to Sept. 30, 2006

$0.06

$0.03

Oct. 1, 2006 to Dec. 31, 2006

$0.04

$0.03

Year ended December 31, 2007:

Jan. 1, 2007 to March 31, 2007

$0.38

$0.03

April l, 2007 to June 30, 2007

$0.11

$0.04

July 1, 2007 to Sept. 30, 2007

$0.06

$0.04

Oct. 1, 2007 to Dec. 31, 2007

$0.06

$0.04

Holders

As of May 30, 2008, there are approximately 330 record holders of the Company’s Common Stock.

Dividends

During 2004 and 2005, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

We sold the following equity securities during the year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Introduction

This report is being filed in 2008, following an SEC reporting lapse. In January 2005 (nine months after we filed our 10-KSB for the year ended December 31, 2003), we were notified that our then-current auditing firm had failed to register with the newly created PCAOB. As soon as their oversight was pointed out, they immediately tried to register but were denied. The Company was then required to engage the services of another independent auditor, already registered with the PCAOB. This new auditor, for a fee, re-audited the financial statements for the year ended December 31, 2003. The re-audited financial statements were included in our Form 10KSB/A for the year ended December 31, 2003, which amendment was filed in April 2005. Until August 2005, however, and due primarily to financial constraints, we were not able to engage such new auditing firm to audit our financial statements for the year ended December 31, 2004.

There then ensued a series of most unlikely, tragic events within that auditor’s firm. The senior partner of the firm, and one other partner, both became ill and died within months of each other, which delayed any progress on our reports. Many months later, we were advised verbally by such firm that as a result of a recent PCAOB review of their firm, they were instructed to reduce the number of clients they had, because of staff limitations. As a result, effective December 31, 2006, such firm resigned as our principal independent accountants. The firm indicated in a letter addressed to the Company that it was terminating its professional relationship with the Company due to the stringent requirements of the Sarbanes-Oxley Act. At the time, the firm was in the final stages of completing its audited report for the year ended December 31, 2004 and  indicated it would soon issue the report to us. This has recently been accomplished and allowed us to file our 2004 report. We have now engaged the services of yet another PCAOB-registered auditor to help prepare filings for 2005, 2006 and 2007, with the intent of becoming current again in our SEC reporting obligations. This report for the year ended December 31, 2005 is the first of that series.

Liquidity and Capital Resources

The single most significant financial event in 2005 was the sale-and-leaseback of the Company’s real estate property. Having been owned for many years, the property had been heavily depreciated on the Company’s Balance Sheet, while in the “real world,” its market-value had grown substantially. As a result, when the Company sold the property, including its factory building, it realized a gain of $730,000, less direct expenses of the sale. A substantial portion of the proceeds from the sale were then used to retire outstanding mortgage loans and to pay off many other debts and obligations of the Company. The net result was to put the Company’s greatly reduced debt structure in a much more manageable condition.  The Company was also able to negotiate a favorable seven-year lease on the building it previously owned, with comfortable terms and conditions.

It can be argued that without the sale-leaseback of its building, the Company probably could not have survived through to the end of 2005. Sales of its standard products had dropped off so severely from the 2004 level, causing an operating loss so high that the Company probably would have been forced to close its doors. Therefore, not only was the sale-leaseback of its property a very favorable event in its own right, it also more than offset the Company’s terrible operating losses for the year.

Results of Operations

Operating results for the year ended December 31, 2005 showed a decrease in Sales volume of almost 37 percent from the level reached in the year ended December 31, 2004.  Actual sales levels were $686,100 in 2005 versus $1,080,700 in 2004, much of the $394,600 reduction being explained by the absence in 2005 of to a single, “special” high-

volume customer who had purchased large dollar amounts in 2004. Even after accounting for that special condition, sales in 2005 fell off further, based on reduced demand for our standard products.

Gross Operating Results showed a Loss of ($22,900) in 2005, versus a Gain of $331,300 in 2004. Total operating expenses dropped approximately 11 percent in 2005, falling to $369,400 as compared to $417,400 in 2004. This was explained by lower sales volume in 2005.

Losses from Operations in 2005 increased to ($392,300) as compared to Losses from Operations of ($86,100) in 2004. After factoring in the gain from the sale of real estate property, plus a few other relatively minor items offset by Interest Expense, Net Income/(Losses) Before Income Taxes in 2005 showed a Gain of $316,400 versus a Loss of ($108,000) in 2004. Finally, the After Tax Net Income in 2005 reached $315,700 as compared to a Loss of ($108,600) in 2004. The large Gain in 2005 was, of course, attributable to the sale-leaseback of the Company’s real estate property.

Summary

As explained in the earlier Introduction section, this material is being written in 2008 approximately two and one-half years after the end of the 2005 calendar year. Reviewing events and performance during the period beginning in January 2005 and ending recently in December 2007, we see the continuing tell-tale signs of a struggling, under-financed company. As reported herein, 2005 was operationally worse than 2004, with sharply reduced sales volume and increased operational losses, although with the benefit of the profitable sale of our building, the net result was converted to a profit for the year. The Company was probably able to survive only because it successfully closed on a sale-leaseback transaction covering its real estate property. A substantial portion of the proceeds of the sale were applied against outstanding mortgage loans, as well as numerous existing and past-due debts and other obligations of the Company. This left the Company’s debt structure in an improved, more manageable condition. The Company’s sales volume improved moderately in 2006 and continued to show improvement through yearend 2007.

Although working with extremely limited funds, Management continues to pursue a two-pronged strategy of a) survival and b) new product introduction. It is hoped that new product acceptance will lead to meaningful increases in sales volume, and eventually to profits. In the Company’s present condition, however, visibility is quite constrained and optimism is admittedly more the off-spring of hope and determination than of hard facts.  Still, optimism is our stock-in-trade and should not be totally discounted.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles.  Our significant accounting policies are described in Note 1 to the financial statements included elsewhere herein.  The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations.  These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Recently Issued Accounting Standards

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above).  The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB Opinion No. 43, Chapter 4” (“SFAS 151”).  SFAS 151 amends the guidance in ARB No.  43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion  of “so abnormal” as stated in  ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 15, 2005.  We have considered SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

In November 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67”.  This statement amends SFAS No. 66, “Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This   statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b)costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those costs is subject to guidance in SOP 04-2.  SFAS 152 is effective for fiscal years beginning after June 15, 2005.  We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

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

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”).   This position provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004  (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”).  SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No.29, “Accounting for Non-monetary transactions,” and replaces it with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a non-monetary exchange   has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for fiscal periods beginning after June 15, 2005.  We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

Item 7.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2005, and the related income statement, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Dionics, Inc. for the year ended December 31, 2004, were audited by other auditors whose report thereon, dated December 21, 2006, expressed an unqualified opinion.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dionics, Inc., as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, I express no such opinion.

_________________________________

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

June 14, 2008

BLOOM & CO., LLP. 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Dionics, Inc

Westbury, NY

We have audited the accompanying balance sheet of Dionics, Inc.  as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Bloom & Co., LLP

Hempstead, NY

December 21, 2006

DIONICS, INC.
BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$ 5,700
Accounts receivables - net of allowance
of $7,300 in 2005 - (Notes 1 and 2)	80,700
Inventory - Note 1	200,300
Prepaid Expenses	10,300
Total Current Assets	297,000

Property, plant And other equipment, net of accumulated	5,500
depreciation of $1,417,300 in 2005 - (Notes 1 and 3)

Other assets	21,100

$ 323,600

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
Accounts payable	$ 87,900
Accrued expenses	36,800
Due to shareholder	21,400
Total current liabilities	146,100

Deferred compensation - (Note 4)	301,000

Total liabilities	447,100

Stockholder's equity (deficiency)

Common stock / $.01 par value, 51,000,000	94,200
shares authorized, 9,420,722 shares in 2005
issued and outstanding
Additional paid-in capital	1,957,100
Accumulated deficit	(1,954,200)

97,100

Less: Treasury Stock at Cost (164,544 Shares)	(220,600)

Total stockholders' deficit	(123,500)

$ 323,600

The accompanying notes are an integral part of the financial statements

DIONICS, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	YEAR ENDED DECEMBER 31,
	2005	2004

Net sales	$ 686,100	$ 1,080,700

Cost of sales	709,000	749,400

Gross profit	(22,900)	331,300

Selling, general and administrative expenses	369,400	417,400

Earnings/ (loss) from operations	(392,300)	(86,100)

Other income and (expense):
Dividends and other income	500	1,000

Gain on sale of building and property
less direct expenses of sale	730,000	0

Interest expense	(21,800)	(22,900)

Net income/(loss) before income taxes	316,400	(108,000)

Income taxes/benefit (note 8)	700	600

Net income/(loss)	$ 315,700	$ (108,600)

Gain/(Loss) per share	$ 0.04	$ (0.02)

Weighted average number of shares outstanding	8,089,512	5,049,693

The accompanying notes are an integral part of the financial statements

DIONICS, INC.
STATEMENT OF SHAREHOLDERS-EQUITY

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total
Balance as of
December 31, 2003	3,848,222	$ 38,400	$ 1,522,800	$ (2,161,300)	164,544	$ (220,600)	$ (820,700)

Shares Issued	3,400,000	34,100	135,900				170,000

Shares Issued-Exercise
of Options	172,500	1,700	10,500				12,200

Shareholders'
Forgiveness Of Debt			200,000				200,000

Issuance of Options			7,900				7,900

Loss for Period				(108,600)			(108,600)

Balance as of
December 31, 2004	7,420,722	74,200	1,877,100	(2,269,900)	164,544	(220,600)	(539,200)

Gain for Period				315,700			315,700

Shares Issued - Mortgage
Release	1,000,000	10,000	40,000				50,000

Shares Issued - Exercise
of Warrants	1,000,000	10,000	40,000				50,000

Balance as of
December 31, 2005	9,420,722	$ 94,200	$ 1,957,100	$ (1,954,200)	164,544	$ (220,600)	$ (123,500)

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Increase (Decrease) in Cash
	and Cash Equivalents
	Twelve Months Ended
	December 31
	2005	2004
Cash flows from operating activities:
Net income / (loss)	$ 315,700	$ (108,600)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,000	14,000
Gain on sale of building and land	(849,100)	-
Issuance of stock options and warrants	-	7,900

Change in operating assets and liabilities:
Assets - (increase) decrease:
Accounts receivable	(8,600)	(17,700)
Prepaid expenses	(200)	14,200
Inventory	128,100	40,100
Other assets	11,500	3,800
Liabilities - increase (decrease):
Accounts Payable	30,600	(80,100)
Accrued Expenses	(1,100)	1,600

Net cash provided by operating activities	(364,100)	(124,800)

Cash flows used in investing activities:
Increase in fixed assets	-	(500)
Net cash used in investing activities	-	(500)

Cash flows used in (provided by) financing activities:
Repayment of debt	(665,100)	(45,700)
Equipment leasing obligation	(2,000)	-
Shareholder loan	21,400	-
Proceeds from sale of common stock	1,000	170,000
Exercise of options and purchase shares	-	12,200
Proceeds from sale of building and land	990,000	-
Net cash used in financing activities	345,300	136,500

Net increase (decrease) in cash	(18,800)	11,200

Cash at beginning of year	24,500	13,300

Cash at end of year	$ 5,700	$ 24,500

The accompanying notes are an integral part of the financial statements

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005
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

Cash and Cash Equivalents
Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was
$ 5,700 as of December 31, 2005 and $ 24,500 as of December 31, 2004.

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
Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. The
Company monitors usage reports to determine if the carrying value of any items should be adjusted down due to lack of demand for the item. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management an additional inventory write-down may be required.

Inventories at December 31, 2005 and 2004 was as follows:
	2005	2004
Raw materials (net of reserves)	$ 35,100	$ 81,500
Work in process	112,300	175,200
Finished goods	52,900	71,700
	$ 200,300	$ 328,400

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005

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

Bad Debt
The Company maintained an allowance for doubtful accounts of $7,300 at December 31, 2005 and 2004.

Deferred Mortgage Costs
Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	December 31	December 31
	2005	2004
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(19,700)
	$ -	$ 32,300

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005. Amortization for the 12 months ended December 31, 2005 was $32,300 and for the 12 months ended December 31, 2004 was $3,300.

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Major Customers
For the year ended December 31, 2005, approximately 24% of total sales were to the 3 largest customers.

Net Gain/Loss Per Common share
Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding
(i.e., options and warrants) during the period.
For the 12 Months Ended Dec. 31, 2005, basic gain per share of Dionics, Inc. was $ .04 per share.
For the 12 Months Ended Dec. 31, 2004, basic (loss) per share of Dionics, Inc. was $( .02) per share.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred taxes for the period ending December 31, 2005 and December 31, 2004, respectively.

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

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

NOTE 2 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:
	December 31	December 31
	2005	2004
Trade accounts receivable	$ 88,000	$ 79,400
Less: allowance for doubtful accounts	7,300	7,300
	$ 80,700	$ 72,100
There was no bad debt expense for the periods ended December 31, 2005.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:
	December 31	December 31
	2005	2004
Equipment	$ 1,189,500	$ 1,200,200
Building	-	122,000
Furniture and Fixtures	233,300	233,400
Leasehold Improvements	-	169,400
Land	-	40,000
	$ 1,422,800	$ 1,765,000
Less: accumulated depreciation	(1,417,300)	(1,704,400)
Net property, plant and equipment	$ 5,500	$ 60,600

On April 20, 2005 a property sales and lease back agreement was made between the Company, and 65
Rushmore Realty ("the Buyer"). The Company sold its land and building located at 65 Rushmore Street,
Westbury, NY for $990,000 on July 27, 2005. The Company used the proceeds of the sale to repay in full its debt of $669,100. A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold. The Company netted $168,200 from the proceeds of the sale of property. The remainder of the proceeds were used to pay the expenses related to the sale.

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

Depreciation expense for the year ended December 31, 2005 and 2004 was $ 9,000 and $10,600 respectively.

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005

NOTE 4 - DEFERRED COMPENSATION PAYABLE:

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

NOTE 5 - Long-Term Debt:

As of December 31, 2005 and December 31, 2004, our long-term debt includes a mortgage and notes payable as follows:

	December 31	December 31
	2005	2004
Mortgages Payable	$ -	$ 665,100
Less: current maturities	-	(63,600)
	$ -	$ 601,500

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

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005
NOTE 6. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the
Company's board of directors may grant stock options to officers and key employees. In September
1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The
"1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section
422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan. In May
2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan. As of December 31, 2005 and December 31, 2004
respectively, there were no outstanding options under the 1997 Plan

NOTE 7. TAXES AND NET OPERATING LOSS CARRYFORWARDS:

As of December 31, 2005, the components of deferred tax assets were as follows:

Accounts receivable allowance	$ 2,500
Net operating loss carry-forward	395,300
Total gross deferred tax assets (at 34% statutory rate)	397,800
Less: Valuation allowance	(397,800)
Net deferred tax assets	-

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

The Company believe it is possible that the benefit of these additional assets may not be realized in the future.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the
Company on his life; however, the policy remains unfunded as of December 31, 2005 and December
31, 2004 respectively.

DIONICS, INC NOTES TO FINANCIAL STATEMENTS DECEMBER 31,2005

NOTE 9. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan. These shares had been contributed by the Company's 401(k) Plan during
1993. The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price. The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them. In addition, the Company then issued the same number of shares as a bonus to the same eleven employees. The employees may not dispose of these shares in less than one year, as these were unregistered shares. There are no more shares of the Company remaining in the Company's 401(k) plan. The outlay of $3,800 has been charged as an expense to the various departments of the Company. Such 76,347 shares issued in February 2002 were distributed under the
Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in
February 2002. The Company may issue up to 500,000 shares under the 2002 Plan. In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options. As of December 31, 2005 and
December 31, 2004 respectively, there are no outstanding options under the 1997 Plan.

NOTE 10. SUBSEQUENT EVENTS

Auditors
Due primarily to financial constraints, the Company was not able to engage a new auditing firm until
August 2005 which engagement became necessary after the Company was notified in January 2005 that its then-current auditing firm had failed to register with the PCAOB. Thereafter, the newly engaged firm encountered a variety of internal issues regarding its ability to continue as the Company's public accountant. Effective December 31, 2006, such firm resigned as the Company's principal independent accountants. At the time, the firm was in the final stages of completing its audited report for the year ended December 31, 2004 and indicated it would soon issue the report to the
Company. Following the filing on October 1, 2007 of the Company's Form 10-KSB for the year ended December 31, 2004, the Company engaged Michael F. Albanese, CPA on October 3, 2007 as its principal independent accountant

Grant of Shares
On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees and 100,000 shares of common stock to a director of the Company for services rendered to the Company.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Reference is made to the Company’s Current Report on Form 8-K filed on October 9, 2007, and in particular Item 4.01 thereof, the full contents of which are incorporated by reference herein, for information on the engagement, effective as of October 3, 2007, of  Michael F. Albanese, CPA, 18 Lisa Court, Parsippany, New Jersey 07054, as the Company’s principal independent accountant to audit the financial statements of the Company.   Effective as of December 31, 2006, Bloom & Co., LLP had resigned as the principal independent accountants for the Company.

Item 8A.      Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2005, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.      Other Information.

Not applicable.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identity of Directors

Position and Offices Director Name Age with Company Since Bernard Kravitz 74 President, Secretary, 1969 Treasurer David M. Kaye 53 None(1) 2000

_________________________

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

From May 2004 through August 2005, Kenneth Levy was also a Director of the Company.  Mr. Levy resigned from the Board as of August 26, 2005.

Identity of Executive Officers

Position and Offices Director Name Age with Company Since Bernard Kravitz 74 President, Secretary, 1969 Treasurer

The term of office for each officer is until the next annual meeting of directors.  There are no arrangements or understandings between the Company’s sole officer and any other persons  pursuant to which he was selected as an officer.

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

During 2005, fees of $21,048 were billed by such firm for legal services rendered.

Involvement in Certain Legal Proceedings

None.

Promoters and Control Persons

N/A

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, with respect to the year ended December 31, 2005, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2005, was an officer, director and greater than ten percent beneficial owner, were complied with.

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

Item 10.

Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2005, 2004 and 2003, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2005 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

	Annual	Long-Term
		Compensation(1)		Compensation

			Restricted	Shares
Name and Principal	Fiscal		Stock	Underlying
Position	Year	Salary	Bonus	Awards	Options

Bernard Kravitz,	2005	$ 81,617	$0	$0(2)	0
President	2004	$ 74,827	$0	$0	0
	2003	$ 70,800	$0	$0	0

___________________________

(1)

Does not include matching contributions paid by the Company for Mr. Kravitz during 2003, 2004 and 2005 of $2,831, $2,993 and $3,430, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.

(2)

Does not include 1,000,000 shares of restricted common stock of the Company issued to Mr. Kravitz and the re-pricing of 1,000,000 warrants issued to him in 2004 (exercisable for 1,000,000 shares) such that the exercise price shall be $.001 per share, which warrants Mr. Kravitz exercised in full on such date, all of which was effected as partial consideration for the discharge of mortgage provided by Mr. Kravitz on July 27, 2005 in which Mr. Kravitz agreed to discharge the mortgage held by him.

Deferred Compensation and Other Arrangements

The Company has an agreement with Bernard Kravitz, the sole officer and a Director of the Company, to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by Mr. Kravitz at the time of his death, provided that he was in the employ of the Company at the time of his death.  Such arrangements had previously been funded by life insurance policies owned by the Company on Mr. Kravitz’s life, but currently remains unfunded.

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, which provides for a 72 month schedule of payments to Bernard Kravitz (the “deferred compensation agreement”).  In connection with the refinancing of the Company’s mortgage loan and as required by the lender (see Part I, Item 1, “Other Information - Loans”), a modified deferred compensation payment schedule commencing January 1, 1999 was agreed to by the Company and Mr. Kravitz. The new 72 month schedule consists of a 24 month period of reduced consecutive monthly payments, to be followed by an 18-month period of no payments except for monthly interest.  At the end of the 42nd month, the total of the delayed payments becomes due followed by 30 months of principal and interest payments.  Notwithstanding the above schedule for payments, other than a life insurance policy to cover death benefits, the Company has not specifically designated funds with which to meet these payment requirements.  In view of its continuing total indebtedness as well as its need for operating capital, there can be no assurance that the Company will be able to satisfy the terms of the deferred compensation agreement in full or in part.  Should such unfavorable circumstances occur, the terms of the agreement may have to again be renegotiated to better match the Company’s then-current financial circumstances.

Pursuant to a Standby Agreement entered into with the SBA (see “Part I, Item 1, “Other Information - Loans”), Mr. Kravitz had agreed to take no action under the deferred compensation agreement to collect any amounts due to him thereunder so long as the SBA Loan was outstanding, unless authorized by the SBA. In connection with the refinancing of the Company’s mortgage loan, the Company executed a mortgage subordinate to the new first mortgage secured by the Company’s Westbury Property in favor of Mr. Kravitz to insure amounts due him under the deferred compensation agreement.

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

In connection with the sale of the Westbury Property which occurred in July 2005, Mr. Kravitz and the Company entered into a Discharge of Mortgage Agreement on July 27, 2005 in which Mr. Kravitz agreed to discharge the mortgage held by him.  In consideration for the discharge of the mortgage, the Company agreed as of July 27, 2005 to (i) issue 1,000,000 shares of restricted common stock of the Company to Mr. Kravitz,  (ii) re-price the 1,000,000 warrants issued to him in 2004 (exercisable for 1,000,000 shares) such that the exercise price shall be $.001 per share, which warrants Mr. Kravitz exercised in full on such date, and (iii) pay Mr. Kravitz $25,000 in cash and repay various loans then outstanding which had been made by Mr. Kravitz.

Compensation pursuant to plans

On July 1, 1985, the Company adopted a Savings and Investment Plan intended to qualify as a defined contribution plan under section 401(k) of the Internal Revenue Code.  Internal Revenue approval was granted in 1986.  The plan, as amended, provides that a member  (an eligible employee of the Company) may elect to save no less than 1% and no more than 15% of that portion of his compensation attributable to each pay period (subject to certain limitations).  The Company shall contribute (matching contributions) 100% of the first 3% of the member’s contribution and 50% of the next 2% of the member’s contribution.  In addition, the Company shall contribute such amount as it may determine for each plan year (regular contributions) pro rata allocated to each member subject to certain limitations.

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

Years

Percentage

Less than 2

0%

2

25%

3

50%

4

75%

5 or more

100%

See subsection “Summary Compensation Table” elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2003, 2004 and 2005.

Compensation of Directors

During the year ended December 31, 2005, no compensation was paid to the Company’s one non-employee incumbent director for his services as such.

Stock Option Plan

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the “1997 Plan”) for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company.  Options granted under the 1997 Plan are “incentive stock options” as defined in Section 422 of the Internal Revenue Code.  Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of December 31, 2003, options to acquire 192,500 shares of Common Stock had been granted under the 1997 Plan which included (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share, (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share, and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share.  As of December 31, 2003, 57,500 options were available for future grant.  The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998.  None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).  As of May 2004,

options to acquire 20,000 shares had lapsed under the 1997 Plan, leaving options to acquire 172,500 shares outstanding.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of December 31, 2005, there were no outstanding options under the 1997 Plan.

2002 Stock Compensation Plan

In February 2002, the Board of Directors of the Company adopted the 2002 Stock Compensation Plan (the “2002 Plan”) which permitted up to 150,000 shares of Common Stock to be awarded to employees, officers, directors or consultants of the Company.  In May 2004, the number of shares reserved for issuance under the 2002 Plan was increased to 500,000shares.

Contemporaneously with the adoption of the 2002 Plan, the Company repurchased 76,347 shares of Common Stock from the Company’s 401(k) Plan, which were the only remaining shares of Common Stock of the Company in the 401 (k) Plan.  These shares had been contributed by the Company to the 401(k) Plan during 1993.  The amount paid in February 2002 was $3,817 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them.  In addition, the Company then issued under the 2002 Plan the same number of shares as a bonus to the same 11 employees.   As described under “Stock Option Plan” above, in May 2004, the Company issued 172,500 shares to 15 employees which shares were issued under the 2002 Plan.  No other shares have been granted under the 2002 Plan.  As a result, as of December 31, 2005, 248,847 shares have been granted under the 2002 Plan, leaving 251,153 shares available for future grant.

Termination of Employment and Change of Control Arrangements

None.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of May 30, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

Percent(1)

Name and Address

Shares Owned

of Class

Bernard Kravitz

3,054,551(2)

31.1%

65 Rushmore Street

Westbury, NY

Alan Gelband

2,200,000(3)

22.4%

30 Lincoln Plaza

New York, NY

Keith Kravitz

   974,105

  9.9%

110-11 Queens Blvd.

Forest Hills, NY

David M. Kaye

   100,000

  1.0%

30A Vreeland Road

Florham Park, NJ

All Directors & Officers

3,154,551

32.1%

as a Group (2 persons)

____________________________

(1)

Based upon issued and outstanding shares computed as follows: 9,993,222 issued shares less 164,544 treasury shares resulting in 9,828,678 issued and outstanding shares.

(2)

Includes 3,037,036 shares of record and 17,515 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard Kravitz’ wife. Does not include 974,105 shares owned by Keith Kravitz, adult son of Bernard Kravitz.  Bernard Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.

(3)

Includes 2,000,000 shares of record, 100,000 shares owned by Mr. Gelband’s wife and 100,000 shares held by Mr. Gelband as custodian for his children.

Item 12.

Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is provided below with respect to the two year period ended December 31, 2005.

In May 2004, the Company entered into an Investment Agreement with Alan Gelband (“Gelband”) pursuant to which up to 2,200,000 shares of Common Stock would be issued in consideration for an investment of $110,000 (the “Gelband Agreement”).  Pursuant to the terms thereof, the Company received from Gelband the initial installment of $55,000 in May 2004 and delivered to Gelband 1,100,000 shares and, in June 2004, received the balance of $55,000 pursuant to which convertible promissory notes (the “Gelband Notes”) were issued which would automatically convert into 1,100,000 shares upon the Company effecting an increase in the number of its authorized shares of Common Stock (the “Capitalization Amendment”).  Pursuant to and as required by the Gelband Agreement, the Company entered into an Investment Agreement with Bernard Kravitz, the Company’s President, pursuant to which Bernard Kravitz agreed to make an investment of $50,000 in the Company in consideration for which he would receive 1,000,000 shares and a three-year warrant to acquire an additional 1,000,000 shares exercisable at $.05 per share.  Pursuant to the terms thereof, in June 2004, the Company received the investment from Mr. Kravitz of $50,000 and issued a convertible promissory note (the “Kravitz Note”) which would automatically convert into 1,000,000 shares upon the Company effecting the Capitalization Amendment.  In addition, contemporaneously with the execution of the foregoing agreements, and as required by the Gelband Agreement, Kenneth Levy became a director of the Company and executed an Investment Agreement pursuant to which Levy would be entitled to acquire 200,000 shares of Common Stock for $10,000 upon the Company effecting the Capitalization Amendment.

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

In connection with the sale of the Westbury Property which occurred in July 2005, Mr. Kravitz and the Company entered into a Discharge of Mortgage Agreement on July 27, 2005 in which Mr. Kravitz agreed to discharge the mortgage held by him.  In consideration for the discharge of the mortgage, the Company agreed as of July 27, 2005 to (i) issue 1,000,000 shares of restricted common stock of the Company to Mr. Kravitz,  (ii) re-price the 1,000,000 warrants issued to him in 2004 (exercisable for 1,000,000 shares) such that the exercise price shall be $.001 per share, which warrants Mr. Kravitz exercised in full on such date, and (iii) pay Mr. Kravitz $25,000 in cash and repay various loans then outstanding which had been made by Mr. Kravitz.

See Part III, Item 10, “Deferred Compensation and Other Arrangements” for information on certain other arrangements entered into with Mr. Kravitz.

Item 13.

Exhibits.

3.1

Company’s certificate of incorporation, as  amended(1)

3.2

Company’s by-laws(1)

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

Item 14.

Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fiscal 2005

Fiscal 2004

Fee Category

Fees

Fees

Audit Fees

$     12,000

$       6,000

Audit Related Fees

                0

                0

Tax Fees

                0

                0

All Other Fees

                0

                 0

Total Fees

$     12,000

$        6,000

Audit Fees.  Consists of fees billed for professional  services rendered for the audit  of  our   financial   statements  and  review  of  interim consolidated  financial  statements  included in quarterly  reports and services that  are  normally  provided  by the principal accountants in  connection  with  statutory  and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other  Fees.  Consists of fees for  product  and  services  other  than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIONICS, INC.

(Registrant)

/s/ Bernard Kravitz

By:

_______________________________

Bernard Kravitz, President

July 14, 2008

Dated:

_______________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Bernard Kravitz

July 14, 2008

______________________________

President, Secretary,

___________

Bernard Kravitz

Treasurer,  Director

(Principal Executive

Officer and Principal

Financial Officer)

/s/ David M. Kaye

July 14, 2008

______________________________

Director

___________

David M. Kaye