Form 10QSB
period 2006-03-31
DIONICS INC
filed 2008-08-12
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes   [      ] No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on July 15, 2008 was 9,828,678.

______________________________________________________________________________

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dionics, Inc.

Financial Statements

(Unaudited)

March 31, 2006 and 2005

Dionics, Inc.
Financial Statements
Table Of Contents
For The 3 Months Ended March 31, 2006

Page no.

Balance Sheet As of March 31, 2006 (unaudited) and December 31, 2005 (audited)	3

Statement Of Operations For The 3 Months Ended March 31, 2006 (unaudited)	4
and March 31, 2005 (unaudited)

Statement Of Shareholders Equity For The 3 Months Ended March 31, 2006 (unaudited)	5
And For The Year Ended December 31, 2005 (audited)

Statement Of Cash Flows For The 3 Months Ended March 31, 2006 (unaudited)	6
and March 31, 2005 (unaudited)

Notes to Financial Statements	7-13

Dionics, Inc.
Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 21,700	$ 5,700
Accounts receivable trade net of allowance
of $7,300 in 2006 and 2005 - (Notes 1 and 2)	68,000	80,700
Inventory - Note 1	200,300	200,300
Prepaid expenses	11,100	10,300
Total current assets	301,100	297,000

Property, plant and other equipment
Net of accumulated depreciation of $1,418,400 in
2006 and $1,417,300 in 2005 - (Notes 1 and 3)	4,400	5,500

Other assets	21,100	21,100
	$ 326,600	$ 323,600

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 99,500	$ 87,900
Accrued expenses	39,300	36,800
Due to shareholder	27,400	21,400
Total current liabilities	166,200	146,100

Deferred compensation - (Note 4)	301,000	301,000
Total liabilities	467,200	447,100

Stockholders' deficit
Common shares - $.01 Par Value	94,200	94,200
Authorized 51,000,000 shares issued and
outstanding 9,420,722 Shares in 2006 and 2005

Additional paid-in capital	1,957,100	1,957,100
Accumulated deficit	(1,971,300)	(1,954,200)
	80,000	97,100
Less: Treasury stock at cost
(164,544 shares in 2006 and 2005)	(220,600)	(220,600)
Total stockholders' deficit	(140,600)	(123,500)
	$ 326,600	$ 323,600

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended March 31
	2006	2005

Net sales	$ 201,400	$ 203,500

Cost of sales	135,500	138,600

Gross profit	65,900	64,900

Selling, general and administrative expenses	85,400	124,400

Earnings (loss) from operations	(19,500)	(59,500)

Other income and (expense):
Dividends and other income	2,400	-

Interest expense	-	(9,600)

Net income (loss) before income taxes	(17,100)	(69,100)

Income taxes - note 6	-	-

Net income (loss)	$ (17,100)	$ (69,100)

Gain (loss) per share	$ (0.002)	$ (0.010)

Weighted average number of common
Shares outstanding	8,589,512	7,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2006

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2004 (audited)	7,420,722	$ 74,200	$ 1,877,100	$(2,269,900)	164,544	$ (220,600)	$ (539,200)

Gain for period				315,700			315,700

Shares issued - mortgage release	1,000,000	10,000	40,000				50,000

Shares issued - exercise of warrants	1,000,000	10,000	40,000				50,000

Balance as of December 31, 2005 (audited)	9,420,722	94,200	1,957,100	(1,954,200)	164,544	(220,600)	(123,500)

Net loss				(17,100)			(17,100)

Balance as of March 31, 2006 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$(1,971,300)	164,544	$ (220,600)	$ (140,600)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash and
	Cash Equivalents
	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ (17,100)	$ (69,100)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,100	1,800

Change in operating assets and liabilities:
Accounts receivable	12,700	(1,800)
Prepaid expenses	(800)	(400)
Inventory	-	(16,000)
Deposits and other assets	-	300
Accounts payable	11,600	8,200
Accrued expenses	2,500	26,000
Net cash provided by operating activities	10,000	(51,000)

Cash flows used in investing activities:
Increase in fixed assets	-	-

Net cash used in investing activities	-	-

Cash flows used in (provided by) financing activities:
Repayment of debt	-	2,700
Equipment leasing obligation	-	(200)
Shareholder loan	6,000	35,000
Net cash used in financing activities	6,000	37,500

Net increase (decrease) in cash	16,000	(13,500)

Cash at beginning of period	5,700	24,500
Cash at end of period	$ 21,700	$ 11,000

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was  $ 21,700 as of March 31, 2006 and $ 5,700 as of December 31, 2005.

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

Inventories are comprised of the following:

Inventories are comprised of the following:	March 31	December 31
	2006	2005
Raw materials (net of reserves)	$ 35,100	$ 35,100
Work in process	112,300	112,300
Finished goods	52,900	52,900
	$ 200,300	$ 200,300

Dionics, Inc.

Notes To Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On April 20, 2005 a property sales and lease back agreement was made between Dionics, Inc. and 65 Rushmore Realty.  The Company sold its land and building located at 65 Rushmore Street, Westbury, NY for $990,000.  On July 27, 2005, the Company used the proceeds of the sale to pay in full its debt of $669,110.  A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold.  The Company netted $168,200 from the proceeds of the sale of property.  The remainder of the proceeds was used to pay the expenses related to the sale.

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at March 31, 2005 and 2004.

Deferred Mortgage Costs

Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	March 31	December 31
	2006	2005
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the quarter ended March 31,2006 was zero and for the year ended December 31, 2005 was $32,300.

Major Customers

For the 3 months ended March 31, 2006, approximately 32% of total sales were to the Company’s 3 largest customers.

Dionics, Inc.

Notes To Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the quarter ended March 31, 2006, basic (loss) per share of the Company was $( .002) per share.

For the quarter ended March 31, 2005, basic (loss) per share of the Company was $( .010) per share.

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending March 31, 2006 and December 31,2005, respectively.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, it must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach the Company would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

Dionics, Inc.

Notes To Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, it would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company is currently evaluating the requirements of SFAS 123R and its impact on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor has it been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	March 31	December 31
	2006	2005
Trade accounts receivable	$ 75,300	$ 88,000
Less: allowance for doubtful accounts	7,300	7,300
	$ 68,000	$ 80,700

There was no bad debt expense for the periods ended March 31, 2006 and 2005.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31	December 31
	2006	2005
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	$ 1,422,800	$ 1,422,800
Less: accumulated depreciation	(1,418,400)	(1,417,300)
Net property, plant and equipment	$ 4,400	$ 5,500

On April 20, 2005 a property sales and lease back agreement was made between Dionics, Inc. and 65 Rushmore Realty.  The Company sold its land and building located at 65 Rushmore Street, Westbury, NY for $990,000.  On July 27, 2005, the Company used the proceeds of the sale to pay in full its debt of $669,110.  A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold.  The Company netted $168,200 from the proceeds of the sale of property.  The remainder of the proceeds was used to pay the expenses related to the sale.

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

Depreciation expenses for the 3 months ended March 31, 2006 were $1,100 and for the year ended December 31, 2005 were $9,000.

Dionics, Inc.

Notes To Financial Statements

March 31, 2006

(Unaudited)

NOTE 4 - DEFERRED COMPENSATION PAYABLE

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

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of  the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of March 31, 2006, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS

As of March 31, 2006 and December 31, 2005, the components of deferred tax assets were as follows:

	March 31	December 31
	2006	2005
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	399,200	395,300
Total gross deferred tax assets (at
34% statutory rate)	401,700	397,800
Less: Valuation allowance	(401,700)	(397,800)
Net deferred tax assets	$ -	$ -

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in Company sales and profitability, sales backlog, and budgeted sales management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry forward period are significantly reduced.

The Company believes it is possible that the benefit of these additional assets may not be realized in the future.

Dionics, Inc.

Notes To Financial Statements

March 31, 2006

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death. Such arrangements had previously been funded by life insurance policies owned by the Company on his life; however, currently the policy remains unfunded.

NOTE 8. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan.  These shares had been contributed by the Company's 401(k) Plan during 1993.  The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them.  In addition, the Company then issued the same number of shares as a bonus to the same eleven employees.  The employees may not dispose of these shares in less than one year, as these were unregistered shares.  There are no  shares of Dionics, Inc. remaining in the Company's 401(k) plan.  The outlay of $3,800 has been charged as an expense to the various departments of the Company.  Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in February 2002.  The Company may issue up to 500,000 shares under the 2002 Plan.  In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options.  As of March 31, 2006, there are no outstanding options under the 1997 Plan.

NOTE 9.  SUBSEQUENT EVENTS

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

Introduction

This report is being filed shortly after mid-year 2008, following what had become a protracted SEC reporting lapse. A detailed account of the reasons behind the SEC reporting lapse is contained in the MD&A section of our Form 10-KSB for 2005, filed recently on July 16, 2008.  The Company is vigorously pursuing the filing of all previously delinquent SEC reports, and hopes to very shortly become current in its filing obligations.

Liquidity and Capital Resources

In the period ending March 31, 2006, the Company’s sales volume was almost unchanged from the same period in 2005, with negative cash-flow problems of the 2005 period greatly relieved through the sale of the Company’s property. This permitted the cessation of major, expensive efforts to negotiate and execute that sale. As operations returned to a more normal level, and the urgency of cash-needs was greatly relieved, Management was again able to turn its full attention back to operations, survival and growth.

Results of Operations

Sales volume in the First Quarter of 2006 was almost unchanged from the level reached in the First Quarter of 2005, with $201,400 in the current period and $203,500 in the prior year. Cost of Sales was also essentially unchanged, with $135,500 in the current period and $138,600 in 2005. As a result of the above similarities, Gross Profits were also unchanged, with $65,900 in the current period and $64,900 in the First Quarter of 2005.

Selling, General and Administrative Expenses did show a change, however, with $85,400 in the current period, versus $124,400 in the First Quarter of 2005. The larger expenses in 2005 were attributable mostly to costs incurred in first trying o find a buyer for our property, and then the added legal and negotiating expenses.

Net Income /(Loss) after Income Taxes showed a greatly reduced Loss of ($17,100) in the First Quarter of 2006 versus a Loss of ($69,100) in the same period in 2005, the difference tracing almost entirely to the decreased SG&A expenses in the current period.

Summary

As explained in the Introduction, this report is one of several being filed after a lengthy pause in the Company’s SEC reporting. The Company hopes to continue filing these delinquent reports until it soon becomes current in its filing obligations. For more information on the subject, see the MD&A section of the

Company’s year-end filing of its 10-KSB SEC report for 2005.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2006, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

DIONICS, INC.

(Registrant)

Dated:    August 12, 2008

By:

/s/ Bernard Kravitz

Bernard Kravitz, President

Dated:    August 12, 2008

By:

/s/ Bernard Kravitz

Bernard Kravitz, Principal Financial Officer