Form 10QSB
period 2006-06-30
DIONICS INC
filed 2008-08-12
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dionics, Inc.

Financial Statements

(Unaudited)

June 30, 2006 and 2005

Dionics, Inc.
Financial Statements
Table Of Contents
For The Six Months Ended June 30, 2006

Page no.

Balance Sheet As of June 30, 2006 (unaudited) and December 31, 2005 (audited)	4

Statement Of Operations For The 6 Months Ended June 30, 2006 (unaudited)	5
and June 30, 2005 (unaudited)

Statement Of Operations For The 3 Months Ended June 30, 2006 (unaudited)	6
and June 30, 2005 (unaudited)

Statement Of Shareholders Equity For The 6 Months Ended June 30, 2006 (unaudited)	7
And For The Year Ended December 31, 2005 (audited)

Statement Of Cash Flows For The 6 Months Ended June 30, 2006 (unaudited)	8
and June 30, 2005 (unaudited)

Notes to Financial Statements	9-14

Dionics, Inc.
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 36,000	$ 5,700
Accounts receivable trade net of allowance
of $7,300 in 2006 and 2005 - (Notes 1 and 2)	63,300	80,700
Inventory - Note 1	200,300	200,300
Prepaid expenses	10,200	10,300
Total current assets	309,800	297,000

Property, plant and other equipment
Net of accumulated depreciation of $1,419,600 in
2006 and $1,417,300 in 2005 - (Notes 1 and 3)	3,200	5,500

Other assets	21,100	21,100
	$ 334,100	$ 323,600

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 83,000	$ 87,900
Accrued expenses	35,800	36,800
Due to shareholder	27,400	21,400
Total current liabilities	146,200	146,100

Deferred compensation - (Note 4)	301,000	301,000
Total liabilities	447,200	447,100

Stockholders' deficit
Common shares - $.01 Par Value	94,200	94,200
Authorized 51,000,000 shares issued and
outstanding 9,420,722 Shares in 2006 and 2005

Additional paid-in capital	1,957,100	1,957,100
Accumulated deficit	(1,943,800)	(1,954,200)
	107,500	97,100
Less: Treasury stock at cost
(164,544 shares in 2006 and 2005)	(220,600)	(220,600)
Total stockholders' deficit	(113,100)	(123,500)
	$ 334,100	$ 323,600

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Net sales	$ 428,200	$ 385,400

Cost of sales	258,900	273,000

Gross profit	169,300	112,400

Selling, general and administrative expenses	167,500	225,400

Earnings (loss) from operations	1,800	(113,000)

Other income and (expense):
Dividends and other income	8,600	-

Interest expense	-	(17,200)

Net income (loss) before income taxes	10,400	(130,200)

Income taxes - note 6	-	-

Net income (loss)	$ 10,400	$ (130,200)

Gain (loss) per share	$ 0.001	$ (0.018)

Weighted average number of common
Shares outstanding	9,089,512	7,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Net sales	$ 226,800	$ 181,900

Cost of sales	123,400	134,400

Gross profit	103,400	47,500

Selling, general and administrative expenses	82,100	101,000

Earnings (loss) from operations	21,300	(53,500)

Other income and (expense):
Dividends and other income	6,200	-

Interest expense	-	(7,600)

Net income (loss) before income taxes	27,500	(61,100)

Income taxes - note 6	-	-

Net income (loss)	$ 27,500	$ (61,100)

Gain (loss) per share	$ 0.003	$ (0.008)

Weighted average number of common
Shares outstanding	9,089,512	7,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For The Six Months Ended June 30, 2006

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2004 (audited)	7,420,722	$ 74,200	$ 1,877,100	$(2,269,900)	164,544	$(220,600)	$ (539,200)

Gain for period				315,700			315,700

Shares issued - mortgage release	1,000,000	10,000	40,000				50,000

Shares issued - exercise of warrants	1,000,000	10,000	40,000				50,000

Balance as of December 31, 2005 (audited)	9,420,722	94,200	1,957,100	(1,954,200)	164,544	(220,600)	(123,500)

Net lncome				10,400			10,400

Balance as of June 30, 2006 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$(1,943,800)	164,544	$(220,600)	$ (113,100)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash and
	Cash Equivalents
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 10,400	$ (130,200)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,300	3,500

Change in operating assets and liabilities:
Accounts receivable	17,400	12,400
Prepaid expenses	100	(2,200)
Inventory	-	(31,000)
Other assets	-	600
Accounts payable	(4,900)	41,200
Accrued expenses	(1,000)	37,600
Net cash provided by operating activities	24,300	(68,100)

Cash flows used in investing activities:
Increase in fixed assets	-	-

Net cash used in investing activities	-	-

Cash flows used in (provided by) financing activities:
Repayment of debt	-	(1,900)
Equipment leasing obligation	-	(900)
Shareholder loan	6,000	60,000
Net cash used in financing activities	6,000	57,200

Net increase (decrease) in cash	30,300	(10,900)

Cash at beginning of period	5,700	24,500
Cash at end of period	$ 36,000	$ 13,600

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

June 30, 2006

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $ 36,000 as of June 30, 2006 and $ 5,700 as of December 31, 2005.

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

June 30, 2006

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

On April 20, 2005 a property sales and lease back agreement was made between the Company. and 65 Rushmore Realty.  The Company sold its land and building located at 65 Rushmore Street, Westbury, NY for $990,000.  On July 27, 2005, the Company used the proceeds of the sale to pay in full its debt of $669,110.  A cash disbursement of $25,000 from the proceeds was made to an officer of the Company to purchase a third mortgage he held on the property being sold.  The Company netted $168,200 from the proceeds of the sale of property.  The remainder of the proceeds was used to pay the expenses related to the sale.

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at June 30, 2006 and 2005.

Deferred Mortgage Costs

Costs related to the new mortgage and prior costs related to the paid offmortgage are being amortized over ten years as follows:

	June 30	December 31
	2006	2005
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the quarter ended June 30,2006 was zero and for the year ended December 31, 2005 was $32,300.

Major Customers

For the 6 months ended June 30, 2006, approximately 32% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 6 months ended June 30, 2006, basic gain per share of the Company was $ .001 per share.

For the 6 months ended June 30, 2005, basic (loss) per share of the Company was $(.018) per share.

Dionics, Inc.

Notes To Financial Statements

June 30, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending June 30, 2006 and December 31, 2005, respectively.

Recently Issued Accounting Standards

Recently Issued Accounting Standards In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 151 and have determined that this pronouncement will not materially impact its consolidated results of operations.

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

Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, the Company would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company is currently evaluating the requirements of SFAS 123R and the impact on its consolidated results of operations and earnings per share. It has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor has it been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

Dionics, Inc.

Notes To Financial Statements

June 30, 2006

(Unaudited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	June 30	December 31
	2006	2005
Trade accounts receivable	$ 70,600	$ 88,000
Less: allowance for doubtful accounts	7,300	7,300
	$ 63,300	$ 80,700

There was no bad debt expense for the periods ended June 30, 2006 and 2005.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30	December 31
	2006	2005
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	$ 1,422,800	$ 1,422,800
Less: accumulated depreciation	(1,419,600)	(1,417,300)
Net property, plant and equipment	$ 3,200	$ 5,500

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

Depreciation expenses for the 6 months ended June 30, 2006 were $2,300 and for the year ended December 31, 2005 were $9,000.

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2006

(Unaudited)

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of June 30, 2006, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS

As of June 30, 2006 and December 31, 2005, the components of deferred tax assets were as follows:

	June 30	December 31
	2006	2005
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	399,200	395,300
Total gross deferred tax assets (at
34% statutory rate)	401,700	397,800
Less: Valuation allowance	(401,700)	(397,800)
Net deferred tax assets	$ -	$ -

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2006

(Unaudited)

NOTE 8. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan.  These shares had been contributed by the Company's 401(k) Plan during 1993.  The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them.  In addition, the Company then issued the same number of shares as a bonus to the same eleven employees.  The employees may not dispose of these shares in less than one year, as these were unregistered shares.  There are no  shares of Dionics, Inc. remaining in the Company's 401(k) plan.  The outlay of $3,800 has been charged as an expense to the various departments of the Company.  Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in February 2002.  The Company may issue up to 500,000 shares under the 2002 Plan.  In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options.  As of June 30, 2006, there are no outstanding options under the 1997 Plan.

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

Introduction

This report is being filed shortly after mid-year 2008, following what had become a protracted SEC reporting lapse. A more detailed account of the reasons behind the reporting lapse is contained in the MD&A section of our Form 10-KSB for 2005, filed recently on July 16, 2008. The Company is vigorously pursuing the filing of all previously delinquent SEC reports, and hopes to very shortly become current in its filing obligations.

Liquidity and Capital Resources

In the three-month period ending June 30, 2006, the Company’s sales volume rose almost 25% from the same period last year, further relieving the cash-flow crisis that existed prior to the 2005 sale of its property. As operations returned to a more normal level, and the urgency of cash-needs was greatly relieved. Management was again able to turn its major attention back to operations, survival and growth.

Results of Operations

Sales volume in the Second Quarter of 2006 reached $226,800 as compared to $181,900 in the same period last year, an increase of almost 25%. Cost of Sales was reduced by about 8%, falling to $123,400 in the current period, as compared to $134,400 in the same period in 2005. As a result of the above, Gross Profits increased to $103,400 in the current period versus  $47,500 in the Second Quarter of 2005.

Selling, General and Administrative Expenses fell by 18% in the Second Quarter of 2006, with $82,100 in the current period versus $101,000 in the Second  Quarter of 2005. The larger expenses in 2005 were attributable mostly to costs involved with first trying to find a buyer for our property, and then the added legal and negotiating expenses to finalize the sale.

Net Income/(Loss) after Income Taxes showed a Profit  of $27,500 in the Second Quarter of 2006 versus a Loss of ($61,100) in the same period in 2005, the difference tracing to the decreases in both Cost of Sales and SG&A expenses in the current period.

Sales volume in the First-Half of 2006 reached $428,200 as compared to $385,400, an increase of 11%. Cost of Sales fell slightly to $258,900 in the current year versus $273, 000 in the First Half of 2005. Gross Profits showed an increase of 50% in the First Half of 2006, reaching $169,300 versus $112,400 in the First Half of 2005.

Selling, General and Administrative Expenses dropped in the First Half of 2006 to $167,500 as compared to $225,400 in the First Half of 2005, a decrease of approximately 25%. Again we see the reduction in expenses related to the sale-leaseback of the Company’s property

Net Income/(Loss) After Income Taxes in the First Half of 2006 showed a Profit of $10,400 versus a Loss of ($130,200) in the First Half of 2005, resulting from higher Sales volume, lower Cost of Sales and lower SG&A expenses.

Summary

As explained in the Introduction, this report is one of several being filed after a lengthy pause in the Company’s SEC reporting. The Company hopes to continue filing these delinquent reports until it soon becomes current in its reporting obligations. For more detailed information on the subject, see the MD&A section of the Company’s year-end filing of its 10-KSB SEC report for 2005.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2006, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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