Form 10QSB
period 2006-09-30
DIONICS INC
filed 2008-08-12
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dionics, Inc.

Financial Statements

(Unaudited)

September 30, 2006 and 2005

Dionics, Inc.
Financial Statements
Table Of Contents
For The Nine Months Ended September 30, 2006

Page no.

Balance Sheet As of September 30, 2006 (unaudited) and December 31, 2005 (audited)	4

Statement Of Operations For The 9 Months Ended September 30, 2006 (unaudited)	5
and September 30, 2005 (unaudited)

Statement Of Operations For The 9 Months Ended September 30, 2006 (unaudited)	6
and September 30, 2005 (unaudited)

Statement Of Shareholders Equity For The 9 Months Ended September 30, 2006	7
(unaudited) And For The Year Ended December 31, 2005 (audited)

Statement Of Cash Flows For The 9 Months Ended September 30, 2006 (unaudited)	8
and September 30, 2005 (unaudited)

Notes to Financial Statements	9-14

Dionics, Inc.
Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 41,800	$ 5,700
Accounts receivable trade net of allowance
of $7,300 in 2006 and 2005 - (Notes 1 and 2)	37,000	80,700
Inventory - Note 1	200,300	200,300
Prepaid expenses	11,100	10,300
Total current assets	290,200	297,000

Property, plant and other equipment
Net of accumulated depreciation of $1,420,300 in
2006 and $1,417,300 in 2005 - (Notes 1 and 3)	3,300	5,500

Other assets	21,100	21,100
	$ 314,600	$ 323,600

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 110,600	$ 87,900
Accrued expenses	27,700	36,800
Due to shareholder	27,400	21,400
Total current liabilities	165,700	146,100

Deferred compensation - (Note 4)	301,000	301,000
Total liabilities	466,700	447,100

Stockholders' deficit
Common shares - $.01 Par Value	94,200	94,200
Authorized 51,000,000 shares issued and
outstanding 9,420,722 Shares in 2006 and 2005

Additional paid-in capital	1,957,100	1,957,100
Accumulated deficit	(1,982,800)	(1,954,200)
	68,500	97,100
Less: Treasury stock at cost
(164,544 shares in 2006 and 2005)	(220,600)	(220,600)
Total stockholders' deficit	(152,100)	(123,500)
	$ 314,600	$ 323,600

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net sales	$ 590,400	$ 538,300

Cost of sales	388,300	452,000

Gross profit	202,100	86,300

Selling, general and administrative expenses	243,800	305,200

Earnings (loss) from operations	(41,700)	(218,900)

Other income and (expense):
Dividends and other income	13,100	500

Gain On Sale Of Building And Property
Less Direct Expenses Of Sale	-	730,000

Interest expense	-	(21,600)

Net income (loss) before income taxes	(28,600)	490,000

Income taxes - note 6	-	(700)

Net income (loss)	$ (28,600)	$ 490,700

Gain (loss) per share	$ (0.003)	$ 0.059

Weighted average number of common
Shares outstanding	9,256,178	8,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Net sales	$ 162,200	$ 152,900

Cost of sales	129,400	179,000

Gross profit	32,800	(26,100)

Selling, general and administrative expenses	76,300	79,800

Earnings (loss) from operations	(43,500)	(105,900)

Other income and (expense):
Dividends and other income	4,500	500

Gain On Sale Of Building And Property
Less Direct Expenses Of Sale	-	730,000

Interest expense	-	(4,400)

Net income (loss) before income taxes	(39,000)	620,200

Income taxes - note 6	-	(700)

Net income (loss)	$ (39,000)	$ 620,900

Gain (loss) per share	$ (0.004)	$ 0.075

Weighted average number of common
Shares outstanding	9,256,178	8,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For The Nine Months Ended September 30, 2006

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2004 (audited)	7,420,722	$ 74,200	$ 1,877,100	$ (2,269,900)	164,544	$ (220,600)	$ (539,200)

Gain for period				315,700			315,700

Shares issued - mortgage release	1,000,000	10,000	40,000				50,000

Shares issued - exercise of warrants	1,000,000	10,000	40,000				50,000

Balance as of December 31, 2005 (audited)	9,420,722	94,200	1,957,100	(1,954,200)	164,544	(220,600)	(123,500)

Net loss				(28,600)			(28,600)

Balance as of September 30, 2006 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,982,800)	164,544	$ (220,600)	$ (152,100)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ (28,600)	$ 490,700

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,000	5,100
Gain on Sale of Building and Land	-	(849,100)

Change in operating assets and liabilities:
Accounts receivable	43,600	12,000
Prepaid expenses	(800)	(9,600)
Inventory	-	19,000
Other assets	-	11,500
Accounts payable	22,800	(13,400)
Accrued expenses	(9,100)	9,300
Net cash provided by operating activities	30,900	(324,500)

Cash flows used in investing activities:
Increase in fixed assets	(800)	-

Net cash used in investing activities	(800)	-

Cash flows used in (provided by) financing activities:
Repayment of debt	-	(665,100)
Equipment leasing obligation	-	(1,400)
Shareholder loan	6,000	6,000
Proceeds from sale of common stock	-	1,000
Proceeds from sale of building and land	-	990,000
Net cash used in financing activities	6,000	330,500

Net increase (decrease) in cash	36,100	6,000

Cash at beginning of period	5,700	24,500
Cash at end of period	$ 41,800	$ 30,500

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

September 30, 2006

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was  $41,800 as of September 30, 2006 and $5,700 as of December 31, 2005.

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

September 30, 2006

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at September 30, 2006 and 2005.

Deferred Mortgage Costs

Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	September 30	December 31
	2006	2005
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the quarter ended September 30, 2006 was zero and for the year ended December 31, 2005 was $32,300.

Major Customers

For the 9 months ended September 30, 2006, approximately 32% of total sales were to the Company’s 3 largest customers.

Dionics, Inc.

Notes To Financial Statements

September 30, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 9 months ended September 30, 2006, basic (loss) per share of the Company was $(.003) per share.

For the 9 months ended September 30, 2005, basic gain per share of the Company was $.059 per share.

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

There were no deferred taxes for the period ending September 30, 2006 and December 31,2005, respectively.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, it must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach, the Company would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

Dionics, Inc.

Notes To Financial Statements

September 30, 2006

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, it would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company is currently evaluating the requirements of SFAS 123R and its impact on the consolidated results of operations and earnings per share. The Company has not yet been determined the method of adoption or the effect of adopting SFAS 123R, nor ihas it been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	September 30	December 31
	2006	2005
Trade accounts receivable	$ 44,300	$ 88,000
Less: allowance for doubtful accounts	7,300	7,300
	$ 37,000	$ 80,700

There was no bad debt expense for the periods ended September 30, 2006 and 2005.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30	December 31
	2006	2005
Equipment	$ 1,190,300	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	$ 1,423,600	$ 1,422,800
Less: accumulated depreciation	(1,420,300)	(1,417,300)
Net property, plant and equipment	$ 3,300	$ 5,500

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

Depreciation expenses for the 9 months ended September 30, 2006 were $3,000 and for the year ended December 31, 2005 were $9,000.

Dionics, Inc.

Notes To Financial Statements

September 30, 2006

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

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held  by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of September 30, 2006, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS

As of September 30, 2006 and December 31, 2005, the components of deferred tax assets were as follows:

	September 30	December 31
	2006	2005
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	399,200	395,300
Total gross deferred tax assets (at
34% statutory rate)	401,700	397,800
Less: Valuation allowance	(401,700)	(397,800)
Net deferred tax assets	$ -	$ -

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

September 30, 2006

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

NOTE 8. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan.  These shares had been contributed by the Company's 401(k) Plan during 1993.  The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them.  In addition, the Company then issued the same number of shares as a bonus to the same eleven employees.  The employees may not dispose of these shares in less than one year, as these were unregistered shares.  There are no shares of Dionics, Inc. remaining in the Company's 401(k) plan.  The outlay of $3,800 has been charged as an expense to the various departments of the Company.  Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in February 2002.  The Company may issue up to 500,000 shares under the 2002 Plan.  In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options.  As of September 30, 2006, there are no outstanding options under the 1997 Plan.

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

Introduction

This report is being filed shortly after mid-year 2008, following what had been a protracted SEC reporting lapse. A detailed account of the reasons behind the reporting lapse is contained in the MD&A section of our Form 10-KSB for 2005, filed recently on July 16, 2008. The Company is vigorously pursuing the filing of all previously delinquent SEC reports, and hopes to very shortly become current in itrs filing obligations.

Liquidity and Capital Resources

In the three-month period ending September 30, 2006, the Company’s sales volume rose very slightly from sales in the same period last year, but further relieved the cash-flow crisis that existed prior to the 2005 property sale. Although the Third Quarter is traditionally the slowest one in our industry, the general level of operations returned to a more normal one, and the urgency of cash-needs was greatly relieved. Management was again able to continue turning its attention back to operations, survival and growth.

Results of Operations

Sales volume in the Third Quarter of 2006 reached $162,200 as compared to $152,900 in the same period last year. Cost of Sales was reduced by about 28%, falling to $129,400 in the current period, as compared to $179,000 in the same period in 2005. As a result of the above, Gross Profits increased to $32,800 in the current period versus a Loss of ($26,100 in the Third Quarter of 2005.

Selling, General and Administrative Expenses fell slightly in the Third Quarter of 2006, with $76,300 in the current period versus $79,800 in the Third Quarter of 2005.

Net Loss from Operations reached ($43,500) in the Third Quarter of 2006 versus ($105,900) in the same period last year. Net Income/Loss after Taxes showed a Loss of ($39,000) in the Third Quarter of 2006 versus a Net Profit of $620,900 in the same period last year, mostly from the gain on the sale of our property.

Sales volume in the Nine-Months of 2006 reached $590,400 as compared to $538,300 in the same period last year, an increase of almost 10%. Cost of Sales fell to $388,300 in the current Nine-Months versus $452, 000 in the same period of 2005, a decrease of 14%.. Gross Profits showed an increase of 109% in the Nine-Months of 2006, reaching $202,100 versus $86,300 in the Nine-Months of 2005.

Selling, General and Administrative Expenses dropped in the Nine-Months  of 2006 to $243,800 as compared to $305,200 in the Nine-Months of 2005, a decrease of approximately 20%.

Net Loss from Operations in the Nine-Months of 2006 decreased to ($41,700) as compared to ($218,900) in the Nine-Months of 2005.  Net Income/(Loss) After Income Taxes in the Nine-Months of 2006 showed a Loss of ($28,600 versus a Profit of $490,700 in the Nine-Months of 2005, resulting mostly from the sale of our property.

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

Item 3.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2006, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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