Form 10KSB
period 2006-12-31
DIONICS INC
filed 2008-08-12
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]  No  [ X  ]

State Issuer’s revenues for its most recent fiscal year:   $791,400.

As of July 15, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (4,474,127 shares) was approximately $89,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on July 15, 2008 was 9,828,678.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:   Yes [     ]  No [  X  ]

DIONICS, INC.

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

The percentage of total revenues for each of the four product classes was in excess of fifteen (15%) percent in 2006.

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

(vi)  Customers to whom, for the fiscal year ended December 31, 2006, sales were made equal to approximately 10% or more of the Company’s sales were as follows:

Approximate
Percentage
Name	of Business

Customer “A”	12.9%
Customer “B”	11.1%
Customer “C”	10.7%

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

(vii)  Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2005 approximately $74,875 and at December 31, 2006 approximately $147,754.

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

(xi)  The number of persons employed by the Company at December 31, 2006 was 14.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

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

REDUCED SALES; NET LOSSES.  We have experienced reduced sales and have suffered net losses since the end of fiscal 2000.  For the year ended December 31, 2000, the Company had sales of approximately $2,434,000.  Since then, we have had sales of approximately $1,734,000 in 2001, $628,000 in 2002, $861,000 in 2003, $1,081,000 in 2004, $686,100 in 2005 and $791,400.  For the year ended December 31, 2000, we had net income of approximately $259,000.  Since then, we had a net loss of approximately $297,000 for the year ended December 31, 2001, $618,000 for the year ended December 31, 2002, $275,000 for the year ended December 31, 2003, $109,000 for the year ended December 31, 2004, net income of $316,000 for the year ended December 31, 2005 and a net loss of $11,000 for the year ended December 31, 2006.  Although we had a net loss from operation of $392,300 in 2005, we had net income in 2005 due to the gain on sale of real estate of $730,000.  There can be no assurances that operations will improve in the future.

LOSS OF KEY CUSTOMERS.  Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues.  In 2006, approximately 34.0% of our revenues were from three customers.  The loss of any of these customers could have a material adverse effect on the Company.

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

Holders

As of July 15, 2008, there are approximately 330 record holders of the Company’s Common Stock.

Dividends

During 2005 and 2006, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

We sold the following equity securities during the year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

None.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Introduction

This report is being filed shortly after mid-year 2008 following what had been a protracted SEC reporting lapse. A detailed account of the reasons behind the reporting lapse is contained in the MD&A section of our Form 10-KSB report for 2005, filed recently on July16, 2008. The Company is vigorously pursuing the filing of all previously delinquent SEC reports, and hopes to very shortly become current in its filing obligations.

Liquidity and Capital Resources

The single most significant financial event in 2005 had been the sale and leaseback of the Company’s real estate property. Having been owned for many years, the property had been heavily depreciated on the Company’s Balance Sheet, while in the “real-world” its market-value had grown substantially. As a result, when the Company sold the property, including its factory building, it realized a gain of $828,000, less the expenses of the sale. A substantial portion of the proceeds from the sale were then used to retire outstanding mortgage loans and to pay off many other debts and obligations of the Company. The net result was to put the Company’s now greatly reduced debt structure into a much more manageable condition. As part of the transaction, the Company was also able to negotiate a favorable seven-year lease with comfortable terms and conditions.

With the great reduction of debt, much of the financial urgency was removed during 2006. Although there was no money “to spare,” the Company made the most of what it had and reduced its operating costs to a minimum. The slight increase in sales volume also contributed to an easing of financial tension, permitting the Company’s management to think about more than pure survival.

Results of Operations

Operating results for the year-ended December 31, 2006 showed an increase in Sales volume of approximately 16 percent from the level reached in the year–ended December 31, 2005. Actual sales levels were $791,400 in 2006 versus $686,100 in 2005, the increase coming across all our standard products.

Gross Operating results showed a Profit of $281,900 in 2006 versus a Loss of ($22,900) in 2005, reflecting higher Sales volume and lower Cost of Sales in 2006.  Selling, General and Administrative Expenses in 2006 dropped to $304,600 as compared to $369,400 in 2005.

Net Operating results in 2006 showed a Loss of ($22,700) as compared to a Loss of ($392,300) in 2005. Net Income/(Losses) Before Income Taxes in 2006 showed a Loss of ($11,200) versus a Profit of $316,400 n 2005, mostly due to the profit on the sale of our property. Finally, After-Tax Net Losses in 2006 reached ($11,200) as compared to a Profit of $315,700 in 2005. The large Gain in 2006 was, of course, attributable to the sale-leaseback of the Company’s real estate property.

Summary

As explained in the earlier Introduction section, this material is being written shortly after mid-year 2008, approximately 19-months following the end of the 2006 calendar year. Reviewing events and performance during the period from January 2005 through to the present, we see first the telltale signs of a struggling but determined, yet under-financed company, followed by some hard-won improvements. As reported herein, 2006 was slightly better operationally over 2005.  The Company had used the proceeds from the sale-leaseback of its real estate property to pay off its mortgage loans and other past-due obligations. This left the Company’s debt-structure in an improved, more manageable condition. The Company’s sales volume grew moderately in 2006 and has continued to show further improvement through year-end 2007 and into mid-year 2008. These recent improvements have permitted the Company to finance the large expenses inherent in preparing and filing its previously described delinquent SEC reports.

Although working with extremely limited funds, Management continues to pursue a two-pronged strategy of a) struggling to survive and b) promoting sales of its existing and new products. It was hoped that these efforts would lead to meaningful increases in sales volume, and eventually to profits. With the advantage of foresight, stemming from our writing of this report in mid-year 2008, we can reveal that those efforts were at least moderately successful. Still, visibility, even in mid-year 2008, remains quite limited, suggesting that optimism may be more the offspring of hope and determination than of hard facts. Optimism, however, has always been our stock-in-trade, and so should not be totally discounted.

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

Inventories - Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market.  Cost is determined principally on the average actual cost method.   Finished goods and work-in-process inventories include material, labor, and overhead costs.  Factory  overhead costs are allocated to inventory manufactured in-house based upon cost of materials.

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

Recently Issued Accounting Standards

Recently Issued Accounting Standards In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. “SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

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

Item 7.  Financial Statements.

DIONICS, INC.
FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

Page no.

Report of Independent Registered Public Accountant	13

Balance Sheet As Of December 31, 2006	14

Statement Of Operations For The 12 Months Ended	15
December 31, 2006 and December 31, 2005

Statement Of Shareholders Equity For The Year	16
Ended December 31, 2006 And December 31, 2005

Statement Of Cash Flows For The 12 Months Ended	17
December 31, 2006 And December 31, 2005

Notes to Financial Statements	18 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2006 and 2005, and the related income statements, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dionics, Inc., as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

_________________________________

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

June 27, 2008

DIONICS, INC.
BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$ 43,200
Accounts receivables - net of allowance
of $7,300 in 2005 - (Notes 1 and 2)	53,600
Inventory - Note 1	197,100
Prepaid expenses	11,500
Total current assets	305,400

Property, plant and other equipment, net of accumulated	2,300
depreciation of $1,420,500 in 2006 - (Notes 1 and 3)

Other assets	21,100
$ 328,800

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Accounts payable	$ 116,700
Accrued expenses	16,800
Due to shareholder	29,000
Total current liabilities	162,500

Deferred compensation - (Note 4)	301,000
Total liabilities	463,500

Stockholder's equity (deficiency)

Common stock/$.01 par value, 51,000,000	94,200
shares authorized, 9,420,722 shares in 2006
issued and outstanding
Additional paid-in capital	1,957,100
Accumulated deficit	(1,965,400)

85,900

Less: Treasury Stock at cost (164,544 Shares)	(220,600)

Total stockholders' equity (deficiency)	(134,700)
$ 328,800

The accompanying notes are an integral part of the financial statements

DIONICS, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	YEAR ENDED DECEMBER 31,
	2006	2005

Net sales	$ 791,400	$ 686,100

Cost of sales	509,500	709,000

Gross profit	281,900	(22,900)

Selling, general and administrative expenses	304,600	369,400

(Loss) from operations	(22,700)	(392,300)

Other income and (expense):
Dividends and other income	13,100	500

Gain on sale of building and property
less direct expenses of sale	0	730,000

Interest expense	(1,600)	(21,800)

Net income/(loss) before income taxes	(11,200)	316,400

Income taxes/benefit (note 8)		700

Net income/(loss)	$ (11,200)	$ 315,700

Gain/(Loss) per share	$ (0.001)	$ 0.039

Weighted average number of shares outstanding	9,256,178	8,089,512

The accompanying notes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2004 (audited)	7,420,722	$ 74,200	$ 1,877,100	$(2,269,900)	164,544	$ (220,600)	$ (539,200)

Gain for period				315,700			315,700

Shares issued - mortgage release	1,000,000	10,000	40,000				50,000

Shares issued - exercise of warrants	1,000,000	10,000	40,000				50,000

Balance as of December 31, 2005 (audited)	9,420,722	94,200	1,957,100	(1,954,200)	164,544	(220,600)	(123,500)

Net loss				(11,200)			(11,200)

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$(1,965,400)	164,544	$ (220,600)	$ (134,700)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Audited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	Twelve Months Ended December 31
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ (11,200)	$ 315,700

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,200	9,000
Gain on sale of building and land	-	(849,100)

Change in operating assets and liabilities:
Accounts receivable	27,100	(8,600)
Prepaid expenses	(1,200)	(200)
Inventory	3,200	128,100
Other assets	-	11,500
Accounts payable	28,800	30,600
Accrued expenses	(20,000)	(1,100)
Net cash provided by operating activities	29,900	(364,100)

Cash flows used in (provided by) financing activities:
Repayment of debt	-	(665,100)
Equipment leasing obligation	-	(2,000)
Shareholder loan	7,600	21,400
Proceeds from sale of common stock	-	1,000
Proceeds from sale of building and land	-	990,000
Net cash used in financing activities	7,600	345,300

Net increase (decrease) in cash	37,500	(18,800)

Cash at beginning of period	5,700	24,500
Cash at end of period	$ 43,200	$ 5,700

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

December 31, 2006

(Audited)

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was  $43,200 as of December 31, 2006 and $5,700 as of December 31, 2005.

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

Inventories at December 31, 2006 and 2005 were as follows:

	2006	2005
Raw materials (net of reserves)	$ 39,900	$ 35,100
Work in process	113,900	112,300
Finished goods	43,300	52,900
	$ 197,100	$ 200,300

Dionics, Inc.

Notes To Financial Statements

December 31, 2006

(Audited)

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at December 31, 2006 and 2005.

Deferred Mortgage Costs

Costs related to the new mortgage and prior costs related to the paid off mortgage are being amortized over ten years as follows:

	December 31	December 31
	2006	2005
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the 12 months ended December 31, 2006 was zero and for the 12 months ended December 31, 2005 was $32,300.

Major Customers

For the 12 months ended December 31, 2006, approximately 34% of total sales were to their 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 12 months ended December 31, 2006, basic (loss) per share of the Company was $(.001) per share.

For the 12 months ended December 31, 2005, basic gain per share of the Company was $.039 per share.

Dionics, Inc.

Notes To Financial Statements

December 31, 2006

(Audited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending December 31, 2006 and December 31, 2005.

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

Dionics, Inc.

Notes To Financial Statements

December 31, 2006

(Audited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	December 31	December 31
	2006	2005
Trade accounts receivable	$ 60,900	$ 88,000
Less: allowance for doubtful accounts	7,300	7,300
	$ 53,600	$ 80,700

There was no bad debt expense for the periods ended December 31, 2006 and December 31, 2005.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31	December 31
	2006	2005
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	1,422,800	1,422,800
Less: accumulated depreciation	(1,420,500)	(1,417,300)
Net property, plant and equipment	$ 2,300	$ 5,500

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

Depreciation expense for the year ended December 31, 2006 and 2005 was $7,800 and  $9,000 respectively.

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

Dionics, Inc.

Notes To Financial Statements

December 31, 2006

(Audited)

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of December 31, 2006, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of December 31, 2006 and December 31, 2005, the components of deferred tax assets were as follows:

	December 31	December 31
	2006	2005
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	399,200	395,300
Total gross deferred tax assets (at
34% statutory rate)	401,700	397,800
Less: Valuation allowance	(401,700)	(397,800)
Net deferred tax assets	$ -	$ -

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

Dionics, Inc.

Notes To Financial Statements

December 31, 2006

(Audited)

NOTE 8. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan.  These shares had been contributed by the Company's 401(k) Plan during 1993.  The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them.  In addition, the Company then issued the same number of shares as a bonus to the same eleven employees.  The employees may not dispose of these shares in less than one year, as these were unregistered shares.  There are no more shares of Dionics, Inc. remaining in the Company's 401(k) plan.  The outlay of $3,800 has been charged as an expense to the various departments of the Company.  Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in February 2002.  The Company may issue up to 500,000 shares under the 2002 Plan.  In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options.  As of December 31, 2006, there are no outstanding options under the 1997 Plan.

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

Item 8A.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From May 2004 through August 2005, Kenneth Levy was also a Director of the Company.  Mr. Levy resigned from the Board as of August 26, 2005.

Identity of Executive Officers

			Officer
Name	Age	Position	Since
Bernard Kravitz	74	President, Secretary, Treasurer	1969

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

During 2006, fees of $16,928 were billed by such firm for legal services rendered.

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

To the Company’s knowledge, with respect to the year ended December 31, 2006, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2006, was an officer, director and greater than ten percent beneficial owner, were complied with.

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

Item 10.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2006, 2005 and 2004, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 2006 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

		Annual		Long-Term
		Compensation(1)		Compensation
				Restricted	Shares
Name and Principal	Fiscal			Stock	Underlying
Position	Year	Salary	Bonus	Awards	Options
Bernard Kravitz,	2006	$ 85,994	$0	$0	0
President	2005	$ 81,617	$0	$0(2)	0
	2004	$ 74,827	$0	$0	0

(1)

Does not include matching contributions paid by the Company for Mr. Kravitz during 2004, 2005 and 2006 of $2,993, $3,430 and $3,440, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.

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

See subsection “Summary Compensation Table” elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2004, 2005 and 2006.

Compensation of Directors

During the year ended December 31, 2006, no compensation was paid to the Company’s one non-employee incumbent director for his services as such.

Stock Option Plan

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the “1997 Plan”) for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company.  Options granted under the 1997 Plan are “incentive stock options” as defined in Section 422 of the Internal Revenue Code.  Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of December 31, 2003, options to acquire 192,500 shares of Common Stock had been granted under the 1997 Plan which included (i) 120,000 options originally granted on September 11, 1997 and repriced on February 21, 2002 in order to reduce the exercise price from $.38 to $.10 per share, (ii) 68,500 additional options granted on February 21, 2002 with an exercise price of $.10 per share, and (iii) 4,000 additional options granted on April 8, 2002 with an exercise price of $.20 per share.  As of December 31, 2003, 57,500 options were available for future grant.  The 1997 Plan was subject to obtaining stockholder approval within twelve months of the adoption of the 1997 Plan which approval was obtained in September 1998.  None of the options granted under the 1997 Plan were granted to the executive officer named in the Summary Compensation Table (Mr. Kravitz).  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan, leaving options to acquire 172,500 shares outstanding.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of December 31, 2006, there were no outstanding options under the 1997 Plan.

2002 Stock Compensation Plan

In February 2002, the Board of Directors of the Company adopted the 2002 Stock Compensation Plan (the “2002 Plan”) which permitted up to 150,000 shares of Common Stock to be awarded to employees, officers, directors or consultants of the Company.  In May 2004, the number of shares reserved for issuance under the 2002 Plan was increased to 500,000shares.

Contemporaneously with the adoption of the 2002 Plan, the Company repurchased 76,347 shares of Common Stock from the Company’s 401(k) Plan, which were the only remaining shares of Common Stock of the Company in the 401 (k) Plan.  These shares had been contributed by the Company to the 401(k) Plan during 1993.  The amount paid in February 2002 was $3,817 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) Plan shares which had been attributed to each of them.  In addition, the Company then issued under the 2002 Plan the same number of shares as a bonus to the same 11 employees.   As described under “Stock Option Plan” above, in May 2004, the Company issued 172,500 shares to 15 employees which shares were issued under the 2002 Plan.  No other shares have been granted under the 2002 Plan.  As a result, as of December 31, 2006, 248,847 shares have been granted under the 2002 Plan, leaving 251,153 shares available for future grant.

Termination of Employment and Change of Control Arrangements

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 15, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

		Percent(1)
Name and Address	Shares Owned	of Class
Bernard Kravitz	3,054,551(2)	31.1%
65 Rushmore Street
Westbury, NY

Alan Gelband	2,200,000(3)	22.4%
30 Lincoln Plaza
New York, NY

Keith Kravitz	974,105	9.9%
110-11 Queens Blvd.
Forest Hills, NY

David M. Kaye	100,000	1.0%
30A Vreeland Road
Florham Park, NJ

All Directors & Officers
as a Group (2 persons)	3,154,551	32.1%

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

Item 12.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is provided below with respect to the two year period ended December 31, 2006.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Fee Category	Fees	Fees
Audit Fees	$12,000	$12,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$12,000	$12,000

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

Dated:    August 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bernard Kravitz	President, Secretary,	August 12, 2008
Bernard Kravitz	Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)

/s/ David M. Kaye	Director	August 12, 2008
David M. Kaye