Form 10QSB
period 2007-06-30
DIONICS INC
filed 2008-10-03
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Dionics, Inc.
Financial Statements
Table Of Contents
For The Six Months Ended June 30, 2007

Page no.

Balance Sheet As of June 30, 2007 (unaudited) and December 31, 2006 (audited)	4

Statement Of Operations For The 6 Months Ended June 30, 2007 (unaudited)
and June 30, 2006 (unaudited)	5

Statement Of Operations For The 3 Months Ended June 30, 2007 (unaudited)
and June 30, 2006 (unaudited)	6

Statement Of Shareholders Equity For The 6 Months Ended June 30, 2007 (unaudited)
And For The Year Ended December 31, 2006 (audited)	7

Statement Of Cash Flows For The 6 Months Ended June 30, 2007 (unaudited)
and June 30, 2006 (unaudited)	8

Notes to Financial Statements	9 - 14

Dionics, Inc.
Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 84,300	$ 43,200
Accounts receivable trade net of allowance
of $7,300 in 2007 and 2006 - (Notes 1 and 2)	99,600	53,600
Inventory - Note 1	197,100	197,100
Prepaid expenses	6,800	11,500
Total current assets	387,800	305,400

Property, plant and other equipment
Net of accumulated depreciation of $1,421,100 in
2007 and $1,417,300 in 2006 - (Notes 1 and 3)	2,000	2,300

Other assets	21,100	21,100
	$ 410,900	$ 328,800

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 100,500	$ 116,700
Accrued expenses	19,700	16,800
Due to shareholder	29,000	29,000
Total current liabilities	149,200	162,500

Deferred compensation - (Note 4)	301,000	301,000
Total liabilities	450,200	463,500

Stockholders' deficit
Common shares - $.01 Par Value	94,200	94,200
Authorized 51,000,000 shares issued and
outstanding 9,420,722 Shares in 2007 and 2006

Additional paid-in capital	1,957,100	1,957,100
Accumulated deficit	(1,870,000)	(1,965,400)
	181,300	85,900
Less: Treasury stock at cost
(164,544 shares in 2007 and 2006)	(220,600)	(220,600)
Total stockholders' deficit	(39,300)	(134,700)
	$ 410,900	$ 328,800

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Six Months Ended June 30
	2007	2006

Net sales	$ 572,800	$ 428,200

Cost of sales	336,800	258,900

Gross profit	236,000	169,300

Selling, general and administrative expenses	139,700	167,500

Earnings (loss) from operations	96,300	1,800

Other income and (expense):
Dividends and other income	100	8,600

Interest expense	-	-

Net income (loss) before income taxes	96,400	10,400

Income taxes - note 6	1,000	-

Net income (loss)	$ 95,400	$ 10,400

Gain (loss) per share	$ 0.010	$ 0.001

Weighted average number of common
Shares outstanding	9,256,178	9,089,512

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended June 30
	2007	2006

Net sales	$ 250,800	$ 226,800

Cost of sales	184,100	123,400

Gross profit	66,700	103,400

Selling, general and administrative expenses	70,600	82,100

Earnings (loss) from operations	(3,900)	21,300

Other income and (expense):
Dividends and other income	100	6,200

Interest expense	-	-

Net income (loss) before income taxes	(3,800)	27,500

Income taxes - note 6	-	-

Net income (loss)	$ (3,800)	$ 27,500

Gain (loss) per share	$ (0.000)	$ 0.003

Weighted average number of common
Shares outstanding	9,256,178	9,089,512

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For the Six Months Ended June 30, 2007

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2005 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,954,200)	164,544	$ (220,600)	$(123,500)

Net loss				(11,200)			(11,200)

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,965,400)	164,544	$ (220,600)	$(134,700)

Net income				95,400			95,400

Balance as of June 30, 2007 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,870,000)	164,544	$ (220,600)	$ (39,300)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash and
	Cash Equivalents
	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$ 95,400	$ 10,400

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	600	2,300

Change in operating assets and liabilities:
Accounts receivable	(46,000)	17,400
Prepaid expenses	4,700	100
Inventory	-	-
Other assets	-	-
Accounts payable	(16,200)	(4,900)
Accrued expenses	2,900	(1,000)
Net cash provided by operating activities	41,400	24,300

Cash flows used in investing activities:
Increase in fixed assets	(300)	-

Net cash used in investing activities	(300)	-

Cash flows used in (provided by) financing activities:
Shareholder loan	-	6,000
Net cash used in financing activities	-	6,000

Net increase (decrease) in cash	41,100	30,300

Cash at beginning of period	43,200	5,700
Cash at end of period	$ 84,300	$ 36,000

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

June 30, 2007

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $84,300 as of June 30, 2007 and $43,200 as of December 31, 2006.

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

June 30, 2007

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at June 30, 2007 and 2006.

Deferred Mortgage Costs

Prior costs related to the paid off mortgage are being amortized over ten years as follows:

	June 30	December 31
	2007	2006
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the six months ended June 30,2007 and for the year ended December 31, 2006 was zero.

Major Customers

For the 6 months ended June 30, 2007, approximately 40% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 6 months ended June 30, 2007, basic gain per share of the Company was $ .010 per share.

For the 6 months ended June 30, 2006, basic gain per share of the Company was $ .001 per share.

Dionics, Inc.

Notes To Financial Statements

June 30, 2007

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred taxes for the periods ending June 30, 2007 and December 31,2006.

Recently Issued Accounting Standards

Recently Issued Accounting Standards In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 151 and determined that this pronouncement will not materially impact its consolidated results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company was required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, it must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach it would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2007

(Unaudited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	June 30	December 31
	2007	2006
Trade accounts receivable	$ 106,900	$ 60,900
Less: allowance for doubtful accounts	7,300	7,300
	$ 99,600	$ 53,600

There was no bad debt expense for the periods ended June 30, 2007 and 2006

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		June 30	December 31
		2007	2006
Equipment		$ 1,189,800	$ 1,189,500
Furniture and Fixtures		233,300	233,300
		$ 1,423,100	$ 1,422,800
Less: accumulated depreciation		(1,421,100)	(1,420,500)
	Net property, plant and equipment	$ 2,000	$ 2,300

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

Depreciation expenses for the 6 months ended June 30, 2007 were $600 and for the year ended December 31, 2006 were $7,800.

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2007

(Unaudited)

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of June 30, 2007, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of June 30, 2007 and December 31, 2006, the components of deferred tax assets were as follows:

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2007

(Unaudited)

NOTE 8. RETIREMENT PLANS

On February 15, 2002 the Company repurchased 76,347 shares of Dionics, Inc. common stock from the Company's 401(k) plan.  These shares had been contributed by the Company's 401(k) Plan during 1993.  The amount paid on February 22, 2002 was $3,800 or $.05 per share which management determined to be the fair purchase price.  The proceeds from the repurchase were placed into the respective 401(k) accounts of the employees in proportion to the 401(k) plan shares, which had been attributed to each of them.  In addition, the Company then issued the same number of shares as a bonus to the same eleven employees.  The employees may not dispose of these shares in less than one year, as these were unregistered shares.  There are no more shares of Dionics, Inc. remaining in the Company's 401(k) plan.  The outlay of $3,800 has been charged as an expense to the various departments of the Company.  Such 76,347 shares issued in February 2002 were distributed under the Company 2002 Stock Compensation Plan ("the 2002 Plan") which was adopted by the Company in February 2002.  The Company may issue up to 500,000 shares under the 2002 Plan.  In May 2004, the Company issued, under the 2002 Plan, 172,500 restricted shares of Common Stock to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for all of the Outstanding Options.  Pursuant to its terms, the 2002 Plan expired in February 2008.

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

Liquidity and Capital Resources

The Company’s cash resources continued to improve as sales increased during the First Half of 2007 compared to the First Half of 2006. This was reflected both in actual Cash on hand as well as in Accounts Receivable. The Company’s debt structure was also improved by having paid off all mortgage debt when its property was sold in 2005, resulting in the majority of the Company’s debt now being in the form of Deferred Compensation, not payable until May of 2009.

Results of Operations

Sales volume in the Second Quarter of 2007 reached $250,800 as compared to $226,800 in the same period last year, an increase of slightly more than 10 percent. Cost of Sales reached $184,100 in the Second Quarter of 2007 as compared to $123,400 in the Second Quarter of 2006, leading to a Gross Profit of $66,700 in the current period as compared to $103,400 in the same period last year.  Selling, General and Administrative expenses were $70,600 in the Second Quarter of 2007 versus $82,100 in the Second Quarter of 2006. Net Income (Loss) in the Second Quarter of 2007 showed a Loss of $3,800 as compared to a Profit of $27,500 in the Second Quarter of 2006.

Sales volume in the First Half of 2007 rose almost 34 percent, reaching $572,800 as compared to $428,200 in the First Half of 2006. Increases were seen across all product lines, with an especially large increase coming from a single customer choosing, in the First Quarter of 2007, to buy an inventory position of a strategic product no longer in active production by the Company. Cost of Sales rose on the larger First Half 2007 sales volume, reaching $336,800 as compared to $258,900 in the same period last year. This resulted in a Gross Profit of $236,000 in the current period versus $169,300 in the First Half of 2006, Selling, General and Administrative expenses dropped to $139,700 in the First Half of 2007, compared to $167,500 in the same period last year.

Net Income after taxes showed a Profit of $95,400 in the First Half of 2007, compared to a Profit of $10,400 in the same period in 2006. The primary factors in the improvement were the increased Sales volume and decreased S,G&A expenses.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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