Form 10QSB
period 2007-09-30
DIONICS INC
filed 2008-10-03
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Dionics, Inc.
Financial Statements
Table Of Contents
For The Nine Months Ended September 30, 2007

Page no.

Balance Sheet As of September 30, 2007 (unaudited) and December 31, 2006 (audited)	4

Statement Of Operations For The 9 Months Ended September 30, 2007 (unaudited)
and September 30, 2006 (unaudited)	5

Statement Of Operations For The 3 Months Ended September 30, 2007 (unaudited)
and September 30, 2006 (unaudited)	6

Statement Of Shareholders Equity For The 9 Months Ended September 30, 2007
(unaudited) And For The Year Ended December 31, 2006 (audited)	7

Statement Of Cash Flows For The 9 Months Ended September 30, 2007 (unaudited)
and September 30, 2006 (unaudited)	8

Notes to Financial Statements	9 - 14

Dionics, Inc.
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 132,500	$ 43,200
Accounts receivable trade net of allowance
of $7,300 in 2007 and 2006 - (Notes 1 and 2)	59,000	53,600
Inventory - Note 1	197,100	197,100
Prepaid expenses	5,200	11,500
Total current assets	393,800	305,400

Property, plant and other equipment
Net of accumulated depreciation of $1,421,300 in
2007 and $1,420,300 in 2006 - (Notes 1 and 3)	1,900	2,300

Other assets	21,100	21,100
	$ 416,800	$ 328,800

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 72,100	$ 116,700
Accrued expenses	18,200	16,800
Due to shareholder	29,000	29,000
Total current liabilities	119,300	162,500

Deferred compensation - (Note 4)	301,000	301,000
Total liabilities	420,300	463,500

Stockholders' deficit
Common shares - $.01 Par Value	94,200	94,200
Authorized 51,000,000 shares issued and
outstanding 9,420,722 Shares in 2007 and 2006

Additional paid-in capital	1,957,100	1,957,100
Accumulated deficit	(1,834,200)	(1,965,400)
	217,100	85,900
Less: Treasury stock at cost
(164,544 shares in 2007 and 2006)	(220,600)	(220,600)
Total stockholders' deficit	(3,500)	(134,700)
	$ 416,800	$ 328,800

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Nine Months Ended September 30
	2007	2006

Net sales	$ 829,700	$ 590,400

Cost of sales	492,700	388,300

Gross profit	337,000	202,100

Selling, general and administrative expenses	210,500	243,800

Earnings (loss) from operations	126,500	(41,700)

Other income and (expense):
Dividends and other income	5,700	13,100

Interest expense	-	-

Net income (loss) before income taxes	132,200	(28,600)

Income taxes - note 6	1,000	-

Net income (loss)	$ 131,200	$ (28,600)

Gain (loss) per share	$ 0.014	$ (0.003)

Weighted average number of common
Shares outstanding	9,256,178	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended September 30
	2007	2006

Net sales	$ 256,900	$ 162,200

Cost of sales	155,900	129,400

Gross profit	101,000	32,800

Selling, general and administrative expenses	70,800	76,300

Earnings (loss) from operations	30,200	(43,500)

Other income and (expense):
Dividends and other income	5,600	4,500

Interest expense	-	-

Net income (loss) before income taxes	35,800	(39,000)

Income taxes - note 6	-	-

Net income (loss)	$ 35,800	$ (39,000)

Gain (loss) per share	$ 0.004	$ (0.004)

Weighted average number of common
Shares outstanding	9,256,178	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For The Nine Months Ended September 30, 2007

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2005 (audited)	9,420,722	$ 94,200	$ 1,957,100	$(1,954,200)	164,544	$ (220,600)	$ (123,500)

Net loss				(11,200)			(11,200)

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$(1,965,400)	164,544	$ (220,600)	$ (134,700)

Net income				131,200			131,200

Balance as of September 30, 2007 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$(1,834,200)	164,544	$ (220,600)	$ (3,500)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	Nine Months Ended September 30
	2006	2006
Cash flows from operating activities:
Net income (loss)	$ 131,200	$ (28,600)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	800	3,000

Change in operating assets and liabilities:
Accounts receivable	(5,400)	43,600
Prepaid expenses	6,300	(800)
Inventory	-	-
Other assets	-	-
Accounts payable	(44,500)	22,800
Accrued expenses	1,400	(9,100)
Net cash provided by operating activities	89,800	30,900

Cash flows used in investing activities:
Increase in fixed assets	(500)	(800)

Net cash used in investing activities	(500)	(800)

Cash flows used in (provided by) financing activities:
Shareholder loan	-	6,000
Net cash used in financing activities	-	6,000

Net increase (decrease) in cash	89,300	36,100

Cash at beginning of period	43,200	5,700
Cash at end of period	$ 132,500	$ 41,800

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

September 30, 2007

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $132,500 as of September 30, 2007 and $43,200 as of December 31, 2006.

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

September 30, 2007

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at September 30, 2007 and 2006.

Deferred Mortgage Costs

Prior costs related to the paid off mortgage are being amortized over ten years as follows:

	September 30	December 31
	2007	2006
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the quarter ended September 30, 2007 and for the year ended December 31, 2006 was zero.

Major Customers

For the 9 months ended September 30, 2007, approximately 43% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 9 months ended September 30, 2007, basic gain per share of the Company was $ .014 per share.

For the 9 months ended September 30, 2006, basic (loss) per share of the Company was $( .003) per share.

Dionics, Inc.

Notes To Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the periods ending September 30, 2007 and December 31,2006.

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

Dionics, Inc.

Notes To Financial Statements

September 30, 2007

(Unaudited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	September 30	December 31
	2007	2006
Trade accounts receivable	$ 66,300	$ 60,900
Less: allowance for doubtful accounts	7,300	7,300
	$ 59,000	$ 53,600

There was no bad debt expense for the periods ended September 30, 2007 and 2006.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		September 30	December 31
		2007	2006
Equipment		$ 1,189,900	$ 1,189,500
Furniture and Fixtures		233,300	233,300
		$ 1,423,200	$ 1,422,800
Less: accumulated depreciation		(1,421,300)	(1,420,500)
	Net property, plant and equipment	$ 1,900	$ 2,300

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

Depreciation expenses for the 9 months ended September 30, 2007 were $800 and for the year ended December 31, 2006 were $7,800.

Dionics, Inc.

Notes To Financial Statements

September 30, 2007

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

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of September 30, 2007, there were no outstanding options under the 1997 Plan.  Pursuant to its terms, the 1997 Plan expired in September 2007.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of September 30, 2007 and December 31, 2006, the components of deferred tax assets were as follows:

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

September 30, 2007

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

Liquidity and Capital Resources

The Company’s cash resources continued to improve as sales increased during the First Nine-Months of 2007 compared to the First Nine-Months of 2006. This was reflected both in actual Cash on hand as well as in Accounts Receivable. The Company’s debt structure was also improved by having paid off all mortgage debt when its property was sold in 2005, resulting in the majority of the Company’s debt now being in the form of Deferred Compensation, not payable until May of 2009.

Results of Operations

Sales volume in the Third Quarter of 2007 reached $256,900 as compared to $162,200 in the same period last year, an increase of 58 percent. Cost of Sales reached $155,900 in the Third Quarter of 2007 as compared to $129,400 in the Third Quarter of 2006, leading to a Gross Profit of $101,000 in the current period as compared to $32,800 in the same period last year.  Selling, General and Administrative expenses were $70,800 in the Third Quarter of 2007 versus $76,300 in the Third Quarter of 2006. Net Income (Loss) in the Third Quarter of 2007 showed a Profit of $35,800 as compared to a Loss of $39,000 in the Third Quarter of 2006.

Sales volume in the First Nine-Months of 2007 rose 40 percent, reaching $829,700 as compared to $590,400 in the First Nine-Months of 2006. Increases were seen across all product lines, with an especially large increase having come when a single customer chose to buy an inventory position of a strategic product no longer in active production by the Company. Cost of Sales rose on the larger First Nine-Months 2007 sales volume, reaching $492,700 as compared to $388,300 in the same period last year. This resulted in a Gross Profit of $337,000 in the current period versus $202,100 in the First Nine-Months of 2006, Selling, General and Administrative expenses dropped to $210,500 in the First Nine-Months of 2007, compared to $243,800 in the same period last year.

Net Income (Loss) after taxes showed a Profit of $131,200 in the First Nine-Months of 2007, compared to a Loss of $28,600 in the same period in 2006. The primary factors in the improvement were the increase in Sales volume and the decrease in S,G&A expenses.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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