Form 10KSB
period 2007-12-31
DIONICS INC
filed 2008-10-03
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]          No  [ X  ]

State Issuer’s revenues for its most recent fiscal year:   $1,109,100.

As of September 15, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (4,474,127 shares) was approximately $223,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on September 15, 2008 was 9,828,678.

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

The percentage of total revenues for each of the four product classes was in excess of fifteen (15%) percent in 2007.

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

(vi)

There was one customer to whom, for the fiscal year ended December 31, 2007, sales were made equal to 10% or more of the Company’s sales.   The three largest customers in 2007 were as follows:

Approximate
Percentage
Name	of Business

Customer “A”	28.8%
Customer “B”	8.3%
Customer “C”	6.8%

The actual names of the customers above referred to are not set forth since the identity of such substantial customers is a trade secret of the Company and deemed confidential.  Disclosure of such names would be detrimental to the best interests of the Company and its investors and would adversely affect the Company’s competitive position.

The loss of any of the above customers may have a material adverse affect on the business of the Company.

(vii)

Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2006 approximately $147,754 and at December 31, 2007 approximately $369,500.

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

(xi)

The number of persons employed by the Company at December 31, 2007 was 12.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

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

WE HAVE EXPERIENCED REDUCED SALES IN RECENT YEARS; NO ASSURANCE THAT RECENT IMPROVEMENTS WILL CONTINUE. Since 2000, we have experienced reduced sales.  For the year ended December 31, 2000, the Company had sales of approximately $2,434,000.  Since then, we have had sales of approximately $1,734,000 in 2001, $628,000 in 2002, $861,000 in 2003, $1,081,000 in 2004, $686,100 in 2005, $791,400 in 2006 and $1,109,100 in 2007.  For the year ended December 31, 2000, we had net income of approximately $259,000.  Since then, we have suffered net losses in each of the following years with the exception of 2005 when we had net income of $316,000 (primarily resulting from the gain on sale of real estate of $730,000) and 2007 when we achieved net income of $119,500 primarily due to an increase in sales.  While sales have steadily improved since 2005 resulting in our achieving earnings from operations in 2007 and net income in 2007, there can be no assurances that these improvements will continue.

LOSS OF KEY CUSTOMERS.  Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues.  In 2007, approximately 43.0% of our revenues were from three customers.  The loss of any of these customers could have a material adverse effect on the Company.

RAPID TECHNOLOGICAL CHANGE.  Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

COMPETITION.  The markets in which we compete are highly competitive and subject to rapid technological change and pricing pressures.

PATENTS AND PROPRIETARY PROTECTION.  The Company has had nine (9) United States patents issued to date.  Each patent is for a 17-year duration.  The earliest patent was granted in 1971 and the latest in 1990.  Therefore, the expiration dates range from 1988 through 2007.  As a result, all such patents have expired.  There can be no assurance that others may not independently develop the same, similar or alternative products or otherwise obtain access to our proprietary technologies.

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

MAINTAINING AND IMPROVING OUR FINANCIAL CONTROLS MAY STRAIN OUR RESOURCES AND DIVERT MANAGEMENT’S ATTENTION.  We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002.  The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

POTENTIAL FUTURE SALES PURSUANT TO RULE 144.  Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act of 1933, as amended.  Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares.  Effective as of February 15, 2008, the holding period for the resale of restricted securities of reporting companies was shortened from one year to six months.  Additionally, the SEC substantially simplified Rule 144 compliance for non-affiliates by allowing non-affiliates of reporting companies to freely resell restricted securities after satisfying a six-month holding period (subject only to the Rule 144(c) public information requirement until the securities have been held for one year) and by allowing non-affiliates of non-reporting companies to freely resell restricted securities after satisfying a 12-month holding period.  Such holding periods have already been satisfied in many instances.  Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

Holders

As of September 15, 2008, there are approximately 330 record holders of the Company’s Common Stock.

Dividends

During 2006 and 2007, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

We did not issue or sell any equity securities during the year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On May 16, 2008, we granted 472,500 shares of common stock to 10 employees and 100,000 shares of common stock to David M. Kaye, a director of the Company, for services rendered to the Company.  The shares of common stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act, for “transactions by the issuer not involving any public offering”.

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

Liquidity and Capital Resources

The Company’s Cash resources improved considerably as sales volume increased 40 percent during 2007 compared to sales volume for 2006. This was reflected both in actual Cash on hand as well as in Accounts Receivable. The Company’s Debt structure was also improved by having paid off all mortgage debt when its property was sold in 2005, resulting in the majority of the Company’s Debt now being in the form of Deferred Compensation, not payable until May of 2009.

Results of Operations

Sales volume in the year ending December 31, 2007 reached $1,109,100, an increase of 40 percent over the $791,400 level achieved in the year ending December 31, 2006.  A major portion of the sales increase was the result of a single customer who purchased, for their strategic long term inventory, a custom product no  longer in active production by the Company. Cost of Sales for the year 2007 reached $700,800 as compared to $509,500 for the year 2006, leading to a Gross Profit of $408,300 in the current year as compared to a Gross Profit of $281,900 last year. Selling, General and Administrative expenses for 2007 were $294,000 versus $304,600 in 2006.

Net Income (Loss) after taxes showed a Profit of $119,500 in 2007 as compared to a Loss of $11,200 in 2006.   It is also worth noting that the reported operational Profit of $119,500 was actually $192,500 before the effects of the Company’s recently adopted conservative treatment for Inventory valuation.  The resulting 2007 Inventory write-downs totaled $73,000 and served to reduce Net Profits by that same amount.  Notably, this represents the first operational Profit the Company has achieved in several years, and indications through September 2008 show the trend continuing.   The Company is also realigning its marketing target so as to be able to concentrate on its MOSFET-Driver product line.   Management sees this market to be the best long-term growth area for application of the Company’s technology.

Summary

As explained in the earlier Introduction section, this material is being written in September 2008, approximately seven months following the end of the 2007 calendar year. Reviewing events and performance during the period from January 2005 through to the present, we see first the telltale signs of a struggling but determined, yet under-financed company, followed by some hard-won improvements. As reported herein, 2007 was considerably better than 2006.  The Company had used the proceeds from the 2005 sale-leaseback of its real estate property to pay off its mortgage loans and other past-due obligations. This left the Company’s debt-structure in an improved, more manageable condition. The Company’s sales volume grew moderately in 2006 and continued to show further improvement through year-end 2007 with a forty percent increase in sales from the prior year.  The trend has continued through September 2008.  These recent improvements have permitted the Company to finance the large expenses inherent in preparing and filing its previously described delinquent SEC reports.

Although still working with limited funds, Management is now pursuing a strategy of promoting sales of its MOSFET-Driver product line.  It is hoped that these efforts would lead to meaningful increases in sales volume, and to further profits. With the advantage of foresight, stemming from our writing of this report in September 2008, we can reveal that those efforts were at least reasonably successful. Still, visibility, even in September 2008, remains quite limited, suggesting that optimism may be more the offspring of hope and determination than of hard facts. Optimism, however, has always been our stock-in-trade, and so should not be totally discounted.

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

Item 7.  Financial Statements.

DIONICS, INC.
FINANCIAL STATEMENTS
TABLE OF CONTENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Page no.

Report of Independent Registered Public Accountant	12

Balance Sheet As Of December 31, 2007	13

Statement Of Operations For The 12 Months Ended
December 31, 2007 and December 31, 2006	14

Statement Of Shareholders Equity For The Year
Ended December 31, 2007 And December 31, 2006	15

Statement Of Cash Flows For The 12 Months Ended
December 31, 2007 And December 31, 2006	16

Notes to Financial Statements	17 - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2007 and 2006, and the related income statements, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dionics, Inc., as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

September 21, 2008

DIONICS, INC.
BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2007
(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$ 151,500
Accounts receivables - net of allowance
of $7,300 in 2007 - (Notes 1 and 2)	87,300
Inventory - Note 1	124,100
Prepaid expenses	8,000
Total current assets	370,900

Property, plant and other equipment, net of accumulated	1,200
depreciation of $1,421,600 in 2007 - (Notes 1 and 3)

Other assets	21,100
$ 393,200

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Accounts payable	$ 60,300
Accrued expenses	18,100
Due to shareholder	29,000
Total current liabilities	107,400

Deferred compensation - (Note 4)	301,000

Total liabilities	408,400

Stockholder's equity (deficiency)

Common stock / $.01 par value, 51,000,000	$ 94,200
shares authorized, 9,420,722 shares in 2007
issued and outstanding
Additional paid-in capital	1,957,100
Accumulated deficit	(1,845,900)

205,400

Less: Treasury Stock at cost (164,544 Shares)	(220,600)

Total stockholders' equity (deficiency)	(15,200)
$ 393,200

The accompanying notes are an integral part of the financial statements

DIONICS, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Audited)

	YEAR ENDED DECEMBER 31,
	2007	2006

Net sales	$ 1,109,100	$ 791,400

Cost of sales	700,800	509,500

Gross profit	408,300	281,900

Selling, general and administrative expenses	294,000	304,600

Earnings/(loss) from operations	114,300	(22,700)

Other income and (expense):
Dividends and other income	5,700	13,100

Interest expense	-	(1,600)

Net income/(loss) before income taxes	120,000	(11,200)

Income taxes/benefit (note 6)	500	-

Net income/(loss)	$ 119,500	$ (11,200)

Gain/(loss) per share	$ 0.013	$ (0.001)

Weighted average number of shares outstanding	9,256,178	9,256,178

The accompanying notes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2005 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,954,200)	164,544	$ (220,600)	$ (123,500)

Net loss				(11,200)			(11,200)

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,965,400)	164,544	$ (220,600)	$ (134,700)

Net income				119,500			119,500

Balance as of December 31, 2007 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,845,900)	164,544	$ (220,600)	$ (15,200)

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Audited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	Twelve Months Ended December 31
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 119,500	$ (11,200)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,100	3,200

Change in operating assets and liabilities:
Accounts receivable	(33,700)	27,100
Prepaid expenses	3,500	(1,200)
Inventory	73,000	3,200
Other assets	-	-
Accounts payable	(56,400)	28,800
Accrued expenses	1,300	(20,000)
Net cash provided by operating activities	108,300	29,900

Cash flows used in (provided by) financing activities:
Shareholder loan	-	7,600
Net cash used in financing activities	-	7,600

Net increase (decrease) in cash	108,300	37,500

Cash at beginning of period	43,200	5,700
Cash at end of period	$ 151,500	$ 43,200

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

December 31, 2007

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $151,500 as of December 31, 2007 and $43,200 as of December 31, 2006.

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

Inventories at December 31, 2007 and 2006 were as follows:

	2007	2006
Raw materials (net of reserves)	$ 24,800	$ 39,900
Work in process	72,000	113,900
Finished goods	27,300	43,300
	$ 124,100	$ 197,100

Dionics, Inc.

Notes To Financial Statements

December 31, 2007

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at December 31, 2007 and 2006.

Deferred Mortgage Costs

Prior costs related to the paid off mortgage are being amortized over ten years as follows:

	December 31	December 31
	2007	2006
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the 12 months ended December 31, 2007 and for the 12 months ended December 31, 2006 was zero.

Major Customers

For the 12 months ended December 31, 2007, approximately 43% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 12 months ended December 31, 2007, basic gain per share of the Company was $ .013 per share.

For the 12 months ended December 31, 2006, basic (loss) per share of the Company was $( .001) per share.

Dionics, Inc.

Notes To Financial Statements

December 31, 2007

(Audited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending December 31, 2007 and December 31, 2006.

Recently Issued Accounting Standards

Recently Issued Accounting Standards In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 151 and have determined that this pronouncement will not materially impact the consolidated results of operations.

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

Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, it would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company currently evaluating the requirements of SFAS 123R and its impact on the consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

Dionics, Inc.

Notes To Financial Statements

December 31, 2007

(Audited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

Trade accounts receivable were as follows:
	December 31	December 31
	2007	2006
Trade accounts receivable	$ 94,600	$ 60,900
Less: allowance for doubtful accounts	7,300	7,300
	$ 87,300	$ 53,600

There was no bad debt expense for the periods ended December 31, 2007 and December 31, 2006.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		December 31	December 31
		2007	2006
Equipment		$ 1,189,500	$ 1,189,500
Furniture and Fixtures		233,300	233,300
		$ 1,422,800	$ 1,422,800
Less: accumulated depreciation		(1,421,600)	(1,420,500)
	Net property, plant and equipment	$ 1,200	$ 2,300

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

Depreciation expense for the year ended December 31, 2007 and 2006 was $1,100 and $7,800 respectively

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

Dionics, Inc.

Notes To Financial Statements

December 31, 2007

(Audited)

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of  the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of December 31, 2007, there were no outstanding options under the 1997 Plan.  Pursuant to its terms, the 1997 Plan expired in September 2007.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of December 31, 2007 and December 31, 2006, the components of deferred tax assets were as follows:

	December 31	December 31
	2007	2006
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	358,500	399,200
Total gross deferred tax assets (at
34% statutory rate)	361,000	401,700
Less: Valuation allowance	(361,000)	(401,700)
Net deferred tax assets	$ -	$ -

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

December 31, 2007

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

NOTE 10. SUBSEQUENT EVENTS

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

Item 8A(T).  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B.  Other Information.

Not applicable.

PART III

Item 9.Directors, Executive Officers, Promoter, Control Persons and Corporate Governance; Compliance with  Section 16(a) of  the Exchange Act.

Set forth below are our present directors and executive officers.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers serve at the discretion of the Board of Directors.

		Position and Offices	Director
Name	Age	with Company	Since
Bernard Kravitz	74	President, Secretary,	1969
		Treasurer

David M. Kaye	53	None(1)	2000

(1)  A partner of Kaye Cooper Fiore Kay & Rosenberg, LLP, which firm provides certain legal services to the Company.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

BERNARD L. KRAVITZ has been President and a Director of the Company since 1969 and Secretary and Treasurer since 1992.

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

None of the directors and officers is related to any other director or officer of the Company.

To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

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

To the Company’s knowledge, with respect to the year ended December 31, 2007, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2007, was an officer, director and greater than ten percent beneficial owner, were complied with.

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

Item 10.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2007 and December 31, 2006, of those persons who were, at December 31, 2007 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Bernard Kravitz, President	2007 2006	$85,994 85,994	$0 0	$0 0	$0 0	$0 0	$0 0	$3,440(1) 3,440(1)	$89,434 89,434

(1)  Includes matching contributions paid by the Company for Mr. Kravitz during 2006 and 2007 of $3,440 and $3,440, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.   Does not include any other deferred compensation arrangements entered into with Mr. Kravitz as described below under “Deferred Compensation and Other Arrangements”

Deferred Compensation and Other Arrangements

The Company has an agreement with Bernard L. Kravitz, the sole officer and a Director of the Company, to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by Mr. Kravitz at the time of his death, provided that he was in the employ of the Company at the time of his death.

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, with Bernard L. Kravitz which provided for payments to be made to Mr. Kravitz (the “deferred compensation agreement”).  In May 2004, and as required under the investment made by Alan Gelband, Mr. Kravitz agreed to forgive $200,000 of amounts due to him under the deferred compensation agreement and postpone any and all remaining payments due him under the deferred compensation agreement for a period of five years starting May 18, 2004.  Mr. Kravitz also agreed to forgive at a future date, in such amounts as hereinafter calculated, any remaining amounts due to him under the deferred compensation agreement, equal to any sales proceeds received by him pursuant to any sales of shares of Common Stock made by him during the three year period commencing from May 18, 2004 provided the per share price of the sales proceeds for such shares sold equals or exceeds $1.00 per share.   There were no sales made by Mr. Kravitz during such three year period so there were no additional forgiven amounts.  As of December 31, 2007, there is a remaining balance of $301,000 owing to Mr. Kravitz pursuant to the deferred compensation agreement which will become due and payable as of May 18, 2009 following the expiration of the five year postponement described above.

Compensation Pursuant to Other Plans

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

See subsection “Summary Compensation Table” elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2006 and 2007.

Compensation of Directors

During the year ended December 31, 2007, no compensation was paid to the Company’s one non-employee incumbent director for his services as such.   However, in May 2008, we granted 100,000 shares of common stock to our one non-employee director for services rendered to the Company.

Stock Plans

In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (the “1997 Plan”) for employees of the Company to purchase up to 250,000 shares of Common Stock of the Company.  Although certain options were previously granted, there are currently no outstanding options under the 1997 Plan.  Pursuant to its terms, the 1997 Plan expired in September 2007.

In February 2002, the Board of Directors of the Company adopted the 2002 Stock Compensation Plan (the “2002 Plan”) which permitted up to 150,000 shares of Common Stock to be awarded to employees, officers, directors or consultants of the Company.  In May 2004, the number of shares reserved for issuance under the 2002 Plan was increased to 500,000 shares.  Since its adoption, an aggregate of 248,847 shares have been granted under the 2002 Plan.  Pursuant to its terms, the 2002 Plan expired in February 2007.

Termination of Employment and Change of Control Arrangements

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 15, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

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

(2)  Includes 3,037,036 shares of record and 17,515 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard L. Kravitz’ wife. Does not include 974,105 shares owned by Keith Kravitz, adult son of Bernard L. Kravitz.  Bernard L. Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.

(3)  Includes 2,000,000 shares of record, 100,000 shares owned by Mr. Gelband’s wife and 100,000 shares held by Mr. Gelband as custodian for his children.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

See Part III, Item 10, “Deferred Compensation and Other Arrangements” for information on certain arrangements entered into with Mr. Kravitz.

Other than the foregoing, since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of two members.  They are Bernard L. Kravitz and David M. Kaye.  Mr. Kravitz is the Company’s President, Secretary and Treasurer.  Mr. Kaye is an independent director.  We have determined their independence using the definition of independence set forth in NASD Rule 4200.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

	Fiscal 2007	Fiscal 2006
Fee Category	Fees	Fees
Audit Fees	$12,000	$12,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$12,000	$12,000

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

DIONICS, INC.

(Registrant)

             /s/ Bernard L. Kravitz

By:  _________________________

         Bernard L. Kravitz, President

                  October 2, 2008

Dated:   _________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bernard Kravitz	President, Secretary,	October 2, 2008
Bernard Kravitz	Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)

/s/ David M. Kaye	Director	October 2, 2008
David M. Kaye