Form 10-Q
period 2008-03-31
DIONICS INC
filed 2008-11-12
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-08161

DIONICS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2166744 (I.R.S. Employer Identification Number)

65 Rushmore Street Westbury, New York (Address of principal executive offices)	11590 (Zip Code)

(516) 997-7474

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [   ]   No   [  X   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [   ]

Accelerated filer                           [    ]

Non-accelerated filer      [   ]

Smaller reporting company           [ X ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on October 31, 2008 was 9,828,678.

_____________________________________________________________________________

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Dionics, Inc.
Financial Statements
Table Of Contents
For The 3 Months Ended March 31, 2008

Page no.

Balance Sheet As of March 31, 2008 (unaudited) and December 31, 2007 (audited)	4

Statement Of Operations For The 3 Months Ended March 31, 2008 (unaudited)
and March 31, 2007 (unaudited)	5

Statement Of Shareholders Equity For The 3 Months Ended March 31, 2008 (unaudited)
And For The Year Ended December 31, 2007 (audited)	6

Statement Of Cash Flows For The 3 Months Ended March 31, 2008 (unaudited)
and March 31, 2007 (unaudited)	7

Notes to Financial Statements	8 - 13

Dionics, Inc.
Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 185,100	$ 151,500
Accounts receivable trade net of allowance
of $7,300 in 2008 and 2007 - (Notes 1 and 2)	77,300	87,300
Inventory - Note 1	124,100	124,100
Prepaid expenses	12,800	8,000
Total current assets	399,300	370,900

Property, plant and other equipment
Net of accumulated depreciation of $1,422,800 in
2008 and $1,421,600 in 2007 - (Notes 1 and 3)	1,000	1,200

Other assets	21,100	21,100
	$ 421,400	$ 393,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$ 57,900	$ 60,300
Accrued expenses	24,100	18,100
Due to shareholder	29,000	29,000
Total current liabilities	111,000	107,400

Deferred compensation - (Note 4)	301,000	301,000
Total liabilities	412,000	408,400

Stockholders' equity (deficit)
Common shares - $.01 Par Value	94,200	94,200
Authorized 51,000,000 shares issued and
outstanding 9,420,722 Shares in 2008 and 2007

Additional paid-in capital	1,957,100	1,957,100
Accumulated deficit	(1,821,300)	(1,845,900)
	230,000	205,400
Less: Treasury stock at cost
(164,544 shares in 2008 and 2007)	(220,600)	(220,600)
Total stockholders' equity (deficit)	9,400	(15,200)
	$ 421,400	$ 393,200

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended March 31
	2008	2007

Net sales	$ 251,600	$ 322,000

Cost of sales	156,300	152,700

Gross profit	95,300	169,300

Selling, general and administrative expenses	70,900	69,100

Earnings from operations	24,400	100,200

Other income and (expense):
Dividends and other income	400	-

Interest expense	-	-

Net income before income taxes	24,800	100,200

Income taxes - note 6	200	1,000

Net income	$ 24,600	$ 99,200

Gain per share	$ 0.003	$ 0.011

Weighted average number of common
Shares outstanding	9,256,178	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2008

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,965,400)	164,544	$ (220,600)	$ (134,700)

Net Income				119,500			119,500

Balance as of December 31, 2007 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,845,900)	164,544	$ (220,600)	$ (15,200)

Net income				24,600			24,600

Balance as of March 31, 2008 (unaudited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,821,300)	164,544	$ (220,600)	$ 9,400

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash and
	Cash Equivalents
	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 24,600	$ 99,200

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	200	300

Change in operating assets and liabilities:
Accounts receivable	10,000	(91,300)
Prepaid expenses	(4,800)	3,300
Inventory	-	-
Deposits and other assets	-	-
Accounts payable	(2,400)	100
Accrued expenses	6,000	5,700
Net cash provided by operating activities	33,600	17,300

Cash flows used in investing activities:
Increase in fixed assets	-	(100)

Net cash used in investing activities	-	(100)

Cash flows used in (provided by) financing activities:
Shareholder loan	-	-
Net cash used in financing activities	-	-

Net increase in cash	33,600	17,200

Cash at beginning of period	151,500	43,200
Cash at end of period	$ 185,100	$ 60,400

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

March 31, 2008

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $185,100 as of March 31, 2008 and $151,500 as of December 31, 2007.

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

Inventories are comprised of the following:

	March 31	December 31
	2008	2007
Raw materials (net of reserves)	$ 24,800	$ 24,800
Work in process	72,000	72,000
Finished goods	27,300	27,300
	$ 124,100	$ 124,100

Dionics, Inc.

Notes To Financial Statements

March 31, 2008

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at March 31, 2008 and 2007.

Deferred Mortgage Costs

Prior costs related to the paid off mortgage are being amortized over ten years as follows:

	March 31	December 31
	2008	2007
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the quarter ended March 31,2008 and for the year ended December 31, 2007 was zero.

Major Customers

For the 3 months ended March 31, 2008, approximately 52% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the quarter ended March 31, 2008, basic gain per share of the Company was $ .003 per share.

For the quarter ended March 31, 2007, basic gain per share of the Company was $ .011 per share.

Dionics, Inc.

Notes To Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the periods ending March 31, 2008 and December 31,2007.

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

Dionics, Inc.

Notes To Financial Statements

March 31, 2008

(Unaudited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	March 31	December 31
	2008	2007
Trade accounts receivable	$ 84,600	$ 94,600
Less: allowance for doubtful accounts	7,300	7,300
	$ 77,300	$ 87,300

There was no bad debt expense for the periods ended March 31, 2008 and 2007

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		March 31	December 31
		2008	2007
Equipment		$ 1,189,500	$ 1,189,500
Furniture and Fixtures		233,300	233,300
		$ 1,422,800	$ 1,422,800
Less: accumulated depreciation		(1,421,800)	(1,421,600)
	Net property, plant and equipment	$ 1,000	$ 1,200

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

Depreciation expenses for the 3 months ended March 31, 2008 were $200 and for the year ended December 31, 2007 were $1,100.

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

Dionics, Inc.

Notes To Financial Statements

March 31, 2008

(Unaudited)

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of  the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of March 31, 2008, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of March 31, 2008 and December 31, 2007, the components of deferred tax assets were as follows:

	March 31	December 31
	2008	2007
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	350,200	358,500
Total gross deferred tax assets (at
34% statutory rate)	352,700	361,000
Less: Valuation allowance	(352,700)	(361,000)
Net deferred tax assets	-	-

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

March 31, 2008

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

This report is being filed in November 2008, following a lengthy SEC reporting lapse. A detailed account of the reasons behind the SEC reporting lapse is contained in the MD&A section of our Form 10-KSB for 2005, filed on July 16, 2008.The Company is vigorously pursuing the filing of all previously delinquent SEC reports, and hopes to very shortly become current in its filing obligations.

Liquidity and Capital Resources

Following a turnaround performance for full-year 2007, showing the first operating profit in six years, the Company’s Cash resources were steadily improving. Sales had increased during the year of 2007, carrying a Cash improvement over into the beginning months of 2008. This was reflected both in actual Cash on hand as well as in Accounts Receivable. The Company’s debt structure had also been improved by paying off all its mortgage debt when its property was sold in 2005. This resulted in the majority of the Company’s debt now being in the form of Deferred Compensation, not payable until May of 2009.

Results of Operations

Sales volume in the First Quarter of 2008 fell almost 22 percent, to $251,600 as compared to $322,000 in the First Quarter of 2007. In the prior year’s First Quarter, an especially large sales increment had come from a single customer choosing to buy an inventory position of a strategic product no longer in active production by the Company. In effect, that shipment had almost zero manufacturing cost associated with it.

Cost of Sales in the First Quarter of 2008 reached $156,300 as compared to $152,700 in the same period last year. This resulted in a Gross Profit of $95,300 in the current period versus $169,300 in the First Quarter of 2007.

Selling, General and Administrative expenses reached $70,900 in the First Quarter of 2008, compared to $69,100 in the same period last year.

Net Income after taxes showed a Profit of $24,600 in the First Quarter of 2008, compared to a Profit of $99,100 in the same period in 2007. The primary factor in the profit decrease was the absence, in the 2008 Sales volume, of the unique shipment of an obsolete inventory item. Aside from that difference in Sales volume, most other cost elements remained essentially unchanged, as the Company pursued opportunities for growth.

Summary

As explained in the Introduction, this report is one of several being filed after a lapse in the Company’s SEC reporting. All previously delinquent annual reports have already been filed, the last one being for the full-year 2007, leaving only the quarterly reports for 2008 as still delinquent. The Company intends to continue filing these delinquent 2008 quarterly reports until, well before year-end 2008, it again becomes current in its SEC filing obligations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIONICS, INC.

(Registrant)

Dated: November 11, 2008	By: /s/ Bernard Kravitz
Bernard Kravitz, President

Dated: November 11, 2008	By: /s/ Bernard Kravitz
Bernard Kravitz, Principal Financial Officer