Form 10-Q
period 2008-06-30
DIONICS INC
filed 2008-11-12
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Dionics, Inc.
Financial Statements
Table Of Contents
For The Six Months Ended June 30, 2008

Page no.

Balance Sheet As of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4

Statement Of Operations For The 6 Months Ended June 30, 2008 (unaudited)
and June 30, 2007 (unaudited)	5

Statement Of Operations For The 3 Months Ended June 30, 2008 (unaudited)
and June 30, 2007 (unaudited)	6

Statement Of Shareholders Equity For The 6 Months Ended June 30, 2008 (unaudited)
And For The Year Ended December 31, 2007 (audited)	7

Statement Of Cash Flows For The 6 Months Ended June 30, 2008 (unaudited)
and June 30, 2007 (unaudited)	8

Notes to Financial Statements	9 - 14

Dionics, Inc.
Balance Sheets

		June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$ 191,600	$ 151,500
Accounts receivable trade net of allowance
of $7,300 in 2008 and 2007 - (Notes 1 and 2)		130,500	87,300
Inventory - Note 1		124,100	124,100
Prepaid expenses		9,700	8,000
Total current assets		455,900	370,900

Property, plant and other equipment
Net of accumulated depreciation of $1,422,000 in
2008 and $1,421,600 in 2007 - (Notes 1 and 3)		800	1,200

Other assets		21,100	21,100
		$ 477,800	$ 393,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable		$ 44,000	$ 60,300
Accrued expenses		31,300	18,100
Due to shareholder		-	29,000
Total current liabilities		75,300	107,400

Deferred compensation - (Note 4)		301,000	301,000
Total liabilities		376,300	408,400

Stockholders' equity (deficit)
Common shares - $.01 Par Value		99,900	94,200
Authorized 51,000,000 shares issued and
outstanding 9,993,222 Shares in 2008 and
9,420,720 Shares	in 2007

Additional paid-in capital		1,962,800	1,957,100
Accumulated deficit		(1,740,600)	(1,845,900)
		322,100	205,400
Less: Treasury stock at cost
(164,544 shares in 2008 and 2007)		(220,600)	(220,600)
Total stockholders' equity (deficit)		101,500	(15,200)
		$ 477,800	$ 393,200

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Six Months Ended June 30
	2008	2007

Net sales	$ 607,300	$ 572,800

Cost of sales	345,600	336,800

Gross profit	261,700	236,000

Selling, general and administrative expenses	154,900	139,700

Earnings (loss) from operations	106,800	96,300

Other income and (expense):
Dividends and other income	900	100

Interest expense	2,400	-

Net income (loss) before income taxes	105,300	96,400

Income taxes – note 6	-	1,000

Net income (loss)	$ 105,300	$ 95,400

Gain (loss) per share	$ 0.011	$ 0.010

Weighted average number of common
Shares outstanding	9,303,886	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended June 30
	2008	2007

Net sales	$ 355,700	$ 250,800

Cost of sales	189,300	184,100

Gross profit	166,400	66,700

Selling, general and administrative expenses	84,000	70,600

Earnings (loss) from operations	82,400	(3,900)

Other income and (expense):
Dividends and other income	500	100

Interest expense	2,400	-

Net income (loss) before income taxes	80,500	(3,800)

Income taxes - note 6	(200)	-

Net income (loss)	80,700	$ (3,800)

Gain (loss) per share	$ 0.009	$ 0.000

Weighted average number of common
Shares outstanding	9,303,886	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For the Six Months Ended June 30, 2008

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,965,400)	164,544	$ (220,600)	$(134,700)

Net loss				119,500			119,500

Balance as of December 31, 2007 (audited)	9,420,722	$ 94,200	$ 1,957,100	$ (1,845,900)	164,544	$ (220,600)	$(15,200)

Net income				105,300			105,300

Shares Issued – May 16, 2008	572,500	5,700	5,700				11,400

Balance as of June 30, 2008 (unaudited)	9,993,222	$ 99,900	$ 1,962,800	$ (1,740,600)	164,544	$ (220,600)	$ 101,500

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash and
	Cash Equivalents
	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net income	$ 105,300	$ 95,400

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	400	600

Change in operating assets and liabilities:
Accounts receivable	(43,200)	(46,000)
Prepaid expenses	(1,700)	4,700
Inventory	-	-
Other assets	-	-
Accounts payable	(16,300)	(16,200)
Accrued expenses	13,200	2,900
Net cash provided by operating activities	57,700	41,400

Cash flows used in investing activities:
Increase in fixed assets	-	(300)

Net cash used in investing activities	-	(300)

Cash flows used in (provided by) financing activities:
Proceeds from sale of common stock	11,400	-
Shareholder loan	(29,000)	-
Net cash used in financing activities	(17,600)	-

Net increase (decrease) in cash	40,100	41,100

Cash at beginning of period	151,500	43,200
Cash at end of period	$ 191,600	$ 84,300

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

June 30, 2008

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $191,600 as of June 30, 2008 and $151,500 as of December 31, 2007.

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

Inventories are comprised of the following:

	June 30	December 31
	2008	2007
Raw materials (net of reserves)	$ 24,800	$ 24,800
Work in process	72.000	72,000
Finished goods	27,300	27,300
	$ 124,100	$ 124,100

Dionics, Inc.

Notes To Financial Statements

June 30, 2008

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at June 30, 2008 and 2007.

Deferred Mortgage Costs

Prior costs related to the paid off mortgage are being amortized over ten years as follows:

	June 30	December 31
	2008	2007
Cost	$ 52,000	$ 52,000
Accumulated Amortization	(52,000)	(52,000)
	$ -	$ -

Due to the sale of the 65 Rushmore Street building in 2005, the remaining deferred mortgage expense was amortized in 2005.  Amortization for the six months ended June 30,2008 and for the year ended December 31, 2007 was zero.

Major Customers

For the 6 months ended June 30, 2008, approximately 36% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 6 months ended June 30, 2008, basic gain per share of the Company was $ .011 per share.

For the 6 months ended June 30, 2007, basic gain per share of the Company was $ .010 per share.

Dionics, Inc.

Notes To Financial Statements

June 30, 2008

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred taxes for the periods ending June 30, 2008 and December 31,2007.

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2008

(Unaudited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	June 30	December 31
	2008	2007
Trade accounts receivable	$ 137,800	$ 94,600
Less: allowance for doubtful accounts	7,300	7,300
	$ 130,500	$ 87,300

There was no bad debt expense for the periods ended June 30, 2008 and 2007

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		June 30	December 31
		2008	2007
Equipment		$ 1,189,500	$ 1,189,500
Furniture and Fixtures		233,300	233,300
		$ 1,422,800	$ 1,422,800
Less: accumulated depreciation		(1,422,000)	(1,421,600)
	Net property, plant and equipment	$ 800	$ 1,200

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

Depreciation expenses for the 6 months ended June 30, 2008 were $400 and for the year ended December 31, 2007 were $1,100.

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

Dionics, Inc.

Notes To Financial Statements

June 30, 2008

(Unaudited)

NOTE 5. STOCK OPTION PLAN

The Company has an employee incentive compensation plan (the "Plan") pursuant to which the Company's board of directors may grant stock options to officers and key employees. In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The "1997 Plan") for employees of the Company to purchase up to 250,000 shares of common stock of the Company. Options granted under the 1997 plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code. Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of June 30, 2008, there were no outstanding options under the 1997 Plan.

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of June 30, 2008 and December 31, 2007, the components of deferred tax assets were as follows:

	June 30	December 31
	2008	2007
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	322,700	358,500
Total gross deferred tax assets (at
34% statutory rate)	325,200	361,000
Less: Valuation allowance	(325,200)	(361,000)
Net deferred tax assets	$ -	$ -

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

Introduction

This report is being filed in November 2008, following a lengthy SEC reporting lapse. A detailed account of the reasons behind the SEC reporting lapse is contained in the MD&A section of our Form 10-KSB for 2005, filed on July 16, 2008.The Company has vigorously pursued the filing of all previously delinquent SEC reports, and with the filing of this report, will again become current in its filing obligations. The Company intends to maintain that status.

Liquidity and Capital Resources

The Company’s Cash resources continued to improve as sales increased during the Second Quarter of 2008 compared to the Second Quarter of 2007. In many respects, the First and Second Quarter comparisons for 2008 versus those of 2007 were mirror-images of each other, with 2008 Q-1 sales and earnings dropping as compared to those of 2007 Q-1, but with 2008 Q-2 increasing compared to those of 2007 Q-2. First Half 2008 sales volume was higher than for 2007 by 6.0 percent and was reflected both in actual Cash on hand as well as in Accounts Receivable. In the Second Quarter of 2008, the Company’s Cash position had even improved enough that it was able to repay several emergency Loans made to the Company by its CEO in 2005 and 2006. The Company’s other debt profile had been greatly improved by paying off all mortgage loans when its real estate property was sold in 2005. Now, with the repayment of the emergency loans to its CEO, the only debt remaining on the Company’s balance sheet is for Deferred Compensation, an amount not payable until May 2009.

Results of Operations

Sales volume in the Second Quarter of 2008 reached $355,700 as compared to $250,800 in the same period last year, an increase of almost 42 percent. Once again, as in 2007, Sales volume benefited from inclusion of “life-time buys” by several long-time customers whose future usage of these mature products may be winding down.

Cost of Sales reached $189,300 in the Second Quarter of 2008 as compared to $184,100 in the Second Quarter of 2007, leading to a Gross Profit of $166,400 in the current period as compared to $66,700 in the same period last year.

Selling, General and Administrative expenses were $84,000 in the Second Quarter of 2008 versus $70,600 in the Second Quarter of 2007.

Net Income (Loss) in the Second Quarter of 2008 showed a Profit of $80,700 as compared to a Loss of ($3,800) in the Second Quarter of 2007.

Sales volume in the First Half of 2008 rose 6 percent, reaching $607,300 as compared to $572,800 in the First Half of 2007. Increases were seen across all product lines, with particular benefit from certain long-time customers making “life-time buys” of several mature products. Further shipping against these orders is expected as the year progresses, but future usage by these customers may be winding down.

Cost of Sales on the First Half 2008 sales volume reached $345,600 as compared to $336,800 in the same period last year. This resulted in a Gross Profit of $261,700 in the current period versus $236,000 in the First Half of 2007.

Selling, General and Administrative expenses reached $154,900 in the First Half of 2008, compared to $139,700 in the same period last year.

Net Income after taxes showed a Net Profit of $105,300 in the First Half of 2008, compared to a Net Profit of $95,400 in the same period in 2007.

Summary

As explained in the Introduction, this is the final delinquent report being filed after a lengthy lapse in the Company’s SEC reporting. With this filing, the Company is once again in a “current” reporting status with the SEC, and intends to remain so in the future.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2008, the Company granted 472,500 shares of common stock to 10 employees and 100,000 shares of common stock to David M. Kaye, a director of the Company, for services rendered to the Company.  The shares of common stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for “transactions by the issuer not involving any public offering”.

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