Form 10-Q
period 2008-09-30
DIONICS INC
filed 2008-11-12
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Dionics, Inc.
Financial Statements
Table Of Contents
For The Nine Months Ended September 30, 2008

Page no.

Balance Sheet As of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4

Statement Of Operations For The 9 Months Ended September 30, 2008 (unaudited)
and September 30, 2007 (unaudited)	5

Statement Of Operations For The 3 Months Ended September 30, 2008 (unaudited)
and September 30, 2007 (unaudited)	6

Statement Of Shareholders Equity For The 9 Months Ended September 30, 2008
(unaudited) And For The Year Ended December 31, 2007 (audited)	7

Statement Of Cash Flows For The 9 Months Ended September 30, 2008 (unaudited)
and September 30, 2007 (unaudited)	8

Notes to Financial Statements	9 - 14

Dionics, Inc.
Balance Sheets

		September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$ 186,900	$ 151,500
Accounts receivable trade net of allowance
of $7,300 in 2008 and 2007 - (Notes 1 and 2)		94,300	87,300
Inventory - Note 1		176,100	124,100
Prepaid expenses		8,400	8,000
Total current assets		465,700	370,900

Property, plant and other equipment
Net of accumulated depreciation of $1,422,200 in
2008 and $1,421,600 in 2007 - (Notes 1 and 3)		600	1,200

Other assets		21,100	21,100
		$ 487,400	$ 393,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable		$ 45,200	$ 60,300
Accrued expenses		26,900	18,100
Due to shareholder		-	29,000
Total current liabilities		72,100	107,400

Deferred compensation - (Note 4)		301,000	301,000
Total liabilities		373,100	408,400

Stockholders' equity (deficit)
Common shares - $.01 Par Value		99,900	94,200
Authorized 51,000,000 shares issued and
outstanding 9,993,222 Shares in 2008 and
9,420,722 Shares	In 2007.

Additional paid-in capital		1,962,800	1,957,100
Accumulated deficit		(1,727,800)	(1,845,900)
		334,900	205,400
Less: Treasury stock at cost
(164,544 shares in 2008 and 2007)		(220,600)	(220,600)
Total stockholders' equity (deficit)		114,300	(15,200)
		$ 487,400	$ 393,200

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Nine Months Ended September 30
	2008	2007

Net sales	$ 857,600	$ 829,700

Cost of sales	489,300	492,700

Gross profit	368,300	337,000

Selling, general and administrative expenses	250,700	210,500

Earnings (loss) from operations	117,600	126,500

Other income and (expense):
Dividends and other income	2,900	5,700

Interest expense	2,400	-

Net income (loss) before income taxes	118,100	132,200

Income taxes - note 6	-	1,000

Net income (loss)	$ 118,100	$ 131,200

Gain (loss) per share	$ 0.013	$ 0.014

Weighted average number of common
Shares outstanding	9,447,011	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Operations
(Unaudited)

	Three Months Ended September 30
	2008	2007

Net sales	$ 250,300	$ 256,900

Cost of sales	143,700	155,900

Gross profit	106,600	101,000

Selling, general and administrative expenses	95,800	70,800

Earnings (loss) from operations	10,800	30,200

Other income and (expense):
Dividends and other income	2,000	5,600

Interest expense	-	-

Net income (loss) before income taxes	12,800	35,800

Income taxes - note 6	-	-

Net income (loss)	$ 12,800	$ 35,800

Gain (loss) per share	$ 0.001	$ 0.004

Weighted average number of common
Shares outstanding	9,447,011	9,256,178

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement of Shareholders' Equity
For The Nine Months Ended September 30, 2008

	Common Stock		Additional		Treasury Stock
	Number of		Paid In		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2006 (audited)	9,420,722	$ 94,200	$ 1,957,100	$(1,965,400)	164,544	$ (220,600)	$ (134,700)

Net loss				119,500			119,500

Balance as of December 31, 2007 (audited)	9,420,722	$ 94,200	$ 1,957,100	$(1,845,900)	164,544	$ (220,600)	$ (15,200)

Shares issued – May 16, 2008	572,500	5,700	5,700				11,400

Net income				118,100			118,100

Balance as of September 30, 2008 (unaudited)	9,993,222	$ 99,900	$ 1,962,800	$(1,727,800)	164,544	$ (220,600)	$ 114,300

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.
Statement Of Cash Flows
(Unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 118,100	$ 131,200

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	600	800

Change in operating assets and liabilities:
Accounts receivable	(7,000)	(5,400)
Prepaid expenses	(400)	6,300
Inventory	(52,000)	-
Other assets	-	-
Accounts payable	(15,100)	(44,500)
Accrued expenses	8,800	1,400
Net cash provided by operating activities	53,000	89,800

Cash flows used in investing activities:
Increase in fixed assets	-	(500)

Net cash used in investing activities	-	(500)

Cash flows used in (provided by) financing activities:
Proceeds from sale of common stock	11,400	-
Shareholder loan	(29,000)	-
Net cash used in financing activities	(17,600)	-

Net increase in cash	35,400	89,300

Cash at beginning of period	151,500	43,200
Cash at end of period	$ 186,900	$ 132,500

The accompanying footnotes are an integral part of the financial statements

Dionics, Inc.

Notes To Financial Statements

September 30, 2008

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $186,900 as of September 30, 2008 and $151,500 as of December 31, 2007.

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

Inventories are comprised of the following:

	September 30	December 31
	2008	2007
Raw materials (net of reserves)	$ 24,800	$ 24,800
Work in process	111,000	72,000
Finished goods	40,300	27,300
	$ 176,100	$ 124,100

Dionics, Inc.

Notes To Financial Statements

September 30, 2008

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $7,300 at September 30, 2008 and 2007.

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

Major Customers

For the 9 months ended September 30, 2008, approximately 31% of total sales were to the Company’s 3 largest customers.

Net Gain/Loss Per Common share

Basic earnings per share ("EPS") are computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

For the 9 months ended September 30, 2008, basic gain per share of the Company was $ .013 per share.

For the 9 months ended September 30, 2007, basic gain per share of the Company was $ .014 per share.

Dionics, Inc.

Notes To Financial Statements

September 30, 2008

(Unaudited)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the periods ending September 30, 2008 and December 31, 2007.

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

Dionics, Inc.

Notes To Financial Statements

September 30, 2008

(Unaudited)

NOTE 2 -   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	September 30	December 31
	2007	2007
Trade accounts receivable	$ 101,600	$ 94,600
Less: allowance for doubtful accounts	7,300	7,300
	$ 94,300	$ 87,300

There was no bad debt expense for the periods ended September 30, 2008 and 2007.

NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		September 30	December 31
		2008	2007
Equipment		$ 1,189,500	$ 1,189,500
Furniture and Fixtures		233,300	233,300
		$ 1,422,800	$ 1,422,800
Less: accumulated depreciation		(1,422,200)	(1,421,600)
	Net property, plant and equipment	$ 600	$ 1,200

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

Depreciation expenses for the 9 months ended September 30, 2008 were $ 600 and for the year ended December 31, 2007 were $ 800.

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

NOTE 6. TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of September 30, 2008 and December 31, 2007, the components of deferred tax assets were as follows:

	September 30	December 31
	2008	2007
Accounts receivable allowance	$ 2,500	$ 2,500
Net operating loss carry-forward	303,800	358,500
Total gross deferred tax assets (at
34% statutory rate)	306,300	361,000
Less: Valuation allowance	(306,300)	(361,000)
Net deferred tax assets	$ -	$ -

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

September 30, 2008

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

Introduction

This report is being filed in November 2008, prior to the required November 15th filing date. The Company has recently filed all its previously delinquent SEC reports and is thus in a “current” reporting status. The Company fully intends to maintain its “current” reporting status with the SEC.

Liquidity and Capital Resources

The Company’s cash resources continued to improve as sales increased moderately during the First Nine-Months of 2008 compared to the First Nine-Months of 2007. This was reflected both in actual Cash on hand as well as in Accounts Receivable. The Company’s debt structure had also been improved by having paid off all its mortgage debt when the Company’s real estate property was sold in 2005. During the Second Quarter of 2008, the Company was also able to repay several emergency loans made to it by its CEO during 2005 and 2006, resulting in the Company’s only debt now being in the form of Deferred Compensation, payable in May of 2009.

Results of Operations

Sales volume in the Third Quarter of 2008 dropped slightly to $250,300 as compared to $256,900 in the same period last year. Cost of Sales reached $143,700 in the Third Quarter of 2008, as compared to $155,900 in the Third Quarter of 2007. This produced a Gross Profit of $106,600 in the current period, as compared to a Gross Profit of $101,000 in the same period last year.

Selling, General and Administrative expenses were $95,800 in the Third Quarter of 2008 versus $70,800 in the Third Quarter of 2007.

The increase in the current period is largely attributable to the significant professional fees involved in the Company’s SEC-reporting “catch-up” program, aimed at becoming current in its filings.

Net Income in the Third Quarter of 2008 showed a Net Profit of $12,800 as compared to a Net Profit of $35,800 in the Third Quarter of 2007.

Sales volume in the First Nine-Months of 2008 rose 3.4 percent, reaching $857,600 as compared to $829,700 in the First Nine-Months of 2007. Increases were seen across all product lines, with particular benefit coming from several long-time customers placing “life-time buys” for a few mature products that may, in fact, see diminishing usage in the future.

Cost of Sales dropped slightly on the larger Nine-Months 2008 sales volume, reaching $489,300 in the current Nine-Month period versus $492,700 in the same period last year. This resulted in a Gross Profit of $368,300 in the current Nine-Months versus $337,000 in the Nine-Month period of 2007.

Selling, General and Administrative expenses were $250,700 in the First Nine-Months of 2008 versus $210,500 in the First Nine-Months of 2007. The increase is largely attributable to significant professional fees involved in re-establishing the Company’s “current” status regarding SEC filing obligations.

Net Income after taxes showed a Net Profit of $118,100 in the First Nine-Months of 2008 versus $131,200 in the First Nine-Months of 2007. The primary factors in the decrease of Net Profits in the Nine-Months of 2008 trace to larger-than-normal professional fees and expenditures for materials, supplies and work-in-process aimed at shipments anticipated to be made in the last quarter, but not accounted for fully in our Inventory.  The Third Quarter also bears an additional vacation payroll expense. These items should all be eclipsed by the larger shipping volume expected in the Fourth Quarter of 2008.

Summary

As explained in the Introduction, this report is the first one filed in a timely manner, following the Company’s regaining its “current” status with the SEC. The Company expects to continue filing its SEC reports in a manner that retains is current status.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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