Form 10-K
period 2008-12-31
DIONICS INC
filed 2009-03-31
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-08161

DIONICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2166744 (I.R.S. Employer Identification Number)

65 Rushmore Street Westbury, New York (Address of principal executive offices)	11590 (Zip Code)

Registrant’s telephone number, including area code:  (516) 997-7474

Securities registered pursuant to  Section 12(b) of the Act: None

Securities registered pursuant to  Section 12(g) of the Act: Common Stock ($.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [    ]         No  [ X  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [    ]         No  [  X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X ]        No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [     ]         No  [ X  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (5,800,022 shares) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $174,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 1, 2009 was 9,928,678.

Documents Incorporated by Reference:  None

DIONICS, INC.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in this report in Part I, Item 1A “Risk Factors”.  The Company does not intend to update these forward-looking statements.

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

The percentage of total revenues for each of the four product classes was in excess of fifteen (15%) percent in 2008.

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

(vi)

There were three customers to whom, for the fiscal year ended December 31, 2008, sales were made equal to 10% or more of the Company’s sales.   Such three largest customers in 2008 were as follows:

Approximate
Percentage
Name	of Business

Customer “A”	18.0%
Customer “B”	11.5%
Customer “C”	11.0%

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

(vii)

Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2007 approximately $369,500 and at December 31, 2008 approximately $234,138.

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

(xi)

The number of persons employed by the Company at December 31, 2008 was 10.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

Item 1A.   Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

THE CURRENT FINANCIAL CRISES AND DETERIORATING ECONOMIC CONDITIONS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.  The economic conditions in the United States and throughout the world have been deteriorating.  Global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession.  Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

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

NO ASSURANCE THAT RECENT IMPROVEMENTS WILL CONTINUE. For the years ended December 31, 2008 and 2007, we had sales of $1,256,500 and $1,109,100, respectively, and achieved net income of $199,900 in 2008 and $119,500 in 2007.  This follows a period of five consecutive years in which sales averaged approximately $800,000 per year and we suffered net losses in four of those five years.  While we are encouraged by the results we have achieved in the previous two years, there can be no assurance that these improvements will continue and that we will not return to an extended period of non-profitability.

LOSS OF KEY CUSTOMERS.  Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues.  In 2008, approximately 40.5% of our revenues were from three customers.  The loss of any of these customers could have a material adverse effect on the Company.

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

CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS.  The capital and credits markets have been experiencing volatility and disruption. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material. These effects may include, but are not limited to, difficulties in raising additional capital or debt and a smaller pool of investors and funding sources.  There is thus no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

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

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which is traded on the OTCBB.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of our Common Stock.

LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES.  Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered.  Consequently, one may be unable to trade in our Common Stock at optimum prices.

THE OTCBB IS VULNERABLE TO MARKET FRAUD.   OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.  OTCBB dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

Except as required by the Federal Securities Law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.   Properties.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the over-the-counter market under the symbol “DION”.  Since January 7, 2009, it has been listed on the OTC Bulletin Board.  Prior thereto, our common stock was quoted in the “pink sheets” promulgated by Pink OTC Markets Inc. (formerly, Pink Sheets LLC).  For the periods indicated, the following table sets forth the high and low sales prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low

Year ended December 31, 2007:

Jan. 1, 2007 to March 31, 2007	$0.38	$0.03
April l, 2007 to June 30, 2007	$0.11	$0.04
July 1, 2007 to Sept. 30, 2007	$0.06	$0.04
Oct. 1, 2007 to Dec. 31, 2007	$0.06	$0.04

Year ended December 31, 2008:

Jan. 1, 2008 to March 31, 2008	$0.06	$0.04
April l, 2008 to June 30, 2008	$0.04	$0.02
July 1, 2008 to Sept. 30, 2008	$0.12	$0.02
Oct. 1, 2008 to Dec. 31, 2008	$0.05	$0.03

Holders

As of March 1, 2009, there are approximately 330 record holders of the Company’s Common Stock.

Dividends

During 2007 and 2008, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

We did not issue or sell any equity securities during the year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On May 16, 2008, we granted 472,500 shares of common stock to 10 employees and 100,000 shares of common stock to David M. Kaye, a director of the Company, for services rendered to the Company.  In addition, on October 2, 2008, we granted 100,000 shares of common stock to one employee for services rendered to the Company.  All of the foregoing shares of common stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act, for “transactions by the issuer not involving any public offering”.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Introduction

First, we think it is worthy of note that this full-year 2008 report is the first year-end report being filed after the Company regained “current” status in its SEC filing obligations.  A successful multi-year “catch-up” program, completed in late 2008, eliminated six-years worth of previously delinquent SEC reports.

Liquidity and Capital Resources

For 2008, the Company’s improved and strongly profitable financial performance resulted in its year-end Cash position reaching $300,000. The Company’s debt profile had also been improved when, in the Second Quarter of 2008, it was able to repay several emergency loans made to it by its CEO during the “troubled” years of 2005 and 2006. The Company’s only remaining debt is now $301,000 of Deferred Compensation, currently payable in May 2009, following several other deferrals in years past. This report is being written in March of 2009, however, and, in view of the recent severe economic downturn, it is not clear whether the Company will be able to fully honor this debt obligation, or may have to renegotiate it once again. Since the entire amount is payable to its CEO, the Company does not really anticipate any adversarial problems, although neither can it anticipate the extent or the form of any potential renegotiation.

Results of Operations

Sales volume in the year-ended December 31, 2008 reached $1,256,500, an increase of 13 percent over the $1,109,100 level reached in the full year of 2007.  Increases were seen across all product lines, with particular benefit coming when some long-time customers placed “life-time buys” for several mature products that may, in fact, see reduced usage in the future. “Life-time buys,” however, is an inexact phrase, and the products they relate to are sometimes known to be re-ordered for a customer’s unexpected  “life-after-death” requirement.  At the time of this writing, while we dare not attribute any significance to them yet, some signs of “twitching” have been observed in what was thought to be the corpse of a customer’s dead program.

Cost of Sales for the year of 2008 reached $717,000, as compared to $700,800 for the year of 2007, an increase of 2.3 percent.

Gross Profits reached $539,500 for the year of 2008, as compared to $408,300 for the year of 2007, an increase of 32 percent, largely due higher sales volume and higher profitability on mature products.

Selling, General and Administrative Expenses for 2008 rose to $343,100 as compared to $294,000 for 2007, an increase of 17 percent. The increase in SG&A for2008 was largely caused by the significant professional fees involved in re-establishing the Company’s “current” status regarding past SEC filing delinquencies.

Net Income After Taxes for 2008 showed a Net Profit of $199,900  as compared to $119,500 in 2007, an increase of 67 percent The increase is largely attributable to lower unit costs on mature products, and higher sales volume experienced in 2008.

At the time of this writing in March 2009, it is more than obvious that industry is experiencing a serious economic downturn. It is too early in the year, with visibility much too limited, to even begin to estimate what full-year 2009 performance may be. It is clear, however, that the beginning of the year sees us getting off to a slow start. Nevertheless, both our confidence and our primary technology-thrust remain focused on the long-term growth opportunities for our optically-isolated, photovoltaic (PV) MOSFET-drivers. Rather than just “waiting-it-out,” therefore, the Company, fortunately in a strong cash position, is using the slower start to improve products, to develop new ones and to also explore a variety of external growth opportunities. Management does not rule out that there is still at least one more rabbit in the Dionics hat.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

DIONICS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

For the years ended December 31, 2008 and 2007

Page

Report of Independent Registered Public Accountant	F-1

Balance Sheets as of December 31, 2008 and 2007	F-2

Statements of Operations for the years ended
December 31, 2008 and December 31, 2007	F-3

Statements of Shareholders Equity for the years ended
December 31, 2008 and December 31, 2007	F-4

Statements of Cash Flows for the years ended
December 31, 2008 and December 31, 2007	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2008 and 2007, and the related income statements, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc., as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

_________________________________

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 25, 2009

DIONICS, INC. BALANCE SHEETS as of December 31, (Audited)

	2008	2007
ASSETS
Current Asset:
Cash and cash equivalents	$300,000	$151,500
Accounts receivables - net of allowance
of $5,300 in 2008 and $7,300 in 2007- (Notes 1 and 2)	86,100	87,300
Inventory - (Note 1)	159,300	124,100
Prepaid expenses	8,600	8,000
Total Current Assets	554,000	370,900

Property, plant and other equipment,
net of accumulated depreciation of $1,422,400 in 2008
and $1,421,600 in 2007 - (Notes 1 and 3)	400	1,200

Other assets	21,100	21,100
	$575,500	$393,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$42,200	$60,300
Accrued expenses	31,200	18,100
Due to shareholder	0	29,000
Deferred compensation - current (Note 4)	301,000	0
Total Current Liabilities	374,400	107,400

Deferred compensation (Note 4)	0	301,000
TOTAL LIABILITIES	374,400	408,400

Stockholders' equity (deficiency)
Common Stock / $.01 par value,	100,900	94,200
51,000,000 shares authorized, shares issued and
outstanding - 10,093,222 in 2008 and 9,420,722 in 2007
Additional paid in capital	1,966,800	1,957,100
Accumulated Deficit	(1,646,000)	(1,845,900)
	421,700	205,400

Less: Treasury Stock at cost (164,544 Shares in 2008 and 2007)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY	201,100	(15,200)
	$575,500	$393,200

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF OPERATIONS For the years ended December 31, (Audited)
	2008	2,007

Net sales	$1,256,500	$1,109,100

Cost of sales	717,000	700,800

Gross profit	539,500	408,300

Selling, general and administrative expenses	343,100	294,000

Earnings from operations	196,400	114,300

Dividend income	3,500	5,700

Net income before income taxes	199,900	120,000

Income taxes and benefits (Note 6)	0	500

Net income	$199,900	$119,500

Gain per share	$0.020	$0.013

Weighted average number of shares outstanding	9,842,722	9,256,178

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF SHAREHOLDER'S EQUITY For the years ended December 31, 2008 and 2007 (Audited)

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total
Balance as of December 31, 2006	9,420,722	$$94,200	$1,957,100	$(1,965,400)	164,544	$(220,600)	$(134,700)
(audited)

Net income				119,500			119,500

Balance as of December 31, 2007	9,420,722	$94,200	$1,957,100	$(1,845,900)	164,544	$(220,600)	$(15,200)
(audited)

Shares issued - May 16, 2008	672,500	6700	9700				16,400
Net income				199,900			199,900

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF CASH FLOWS For the years ended December 31, (Audited)
	Increase (Decrease) in Cash
	and Cash Equivalents

	2008	2,007

Cash flows from operating activities:
Net income	$199,900	$119,500

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	800	1,100

Change in operating assets and liabilities:
Accounts receivable	1,200	(33,700)
Prepaid expenses	(600)	3,500
Inventory	(35,200)	73,000
Other assets	0	0
Accounts payable	(18,100)	(56,400)
Accrued expenses	13,100	1,300
Net cash provided by operating activites	161,100	108,300

Cash flow provided by investing activities
Increase in Common Stock	9,700
Additional Paid in Capital	6,700
	16,400	0
Cash flow provided by (used in) financing activities:
Shareholder loan	(29,000)
	(29,000)	0

Net increase in cash	148,500	108,300

Cash at beginning of period	151,500	43,200

Cash at end of period	$300,000	$151,500

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

(Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multicomponent integrated circuits and as multicomponent hybrid circuits.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with general accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $74,000 as of December 31, 2008 and $151,500 as of December 31, 2007.

Fair Values of Financial Instruments

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

Merchandise Inventory

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market.  Cost is determined principally on the average actual cost method.  Finished goods and work-in-process inventories include material, labor, and overhead costs.  Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials.  The Company monitors usage reports to determine if the carrying value of any items should be adjusted down due to lack of demand for the item.  The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between  the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventories are comprised of the following:

	December 31,	December 31,
	2008	2007
Raw materials (net of reserves)	$ 5,794	$ 24,800
Work in process	92,852	72,000
Finished Goods	60,654	27,300
	$ 159,300	$ 124,100

DIONICS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

(Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Long-Lived Assets – Property, Plant and Equipment

These assets are recorded at cost less depreciation and amortization.  Depreciation and Amortization are accounted for on the straight-line methods based on estimated useful lives.  The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement.  Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed, as incurred.  The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

Notes Payable

The Company accounts for all notes liabilities that are due and payable in one year as short term notes.

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at December 31, 2008 and $7,300 at December 31, 2007.

Stockholders’ Equity

On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees, 100,000 shares of common stock to a director of the Company for services rendered to the Company and 100,000 shares to outside counsel for legal services rendered.

Major Customers

For the 12 months ended December 31, 2008, approximately 40% of total sales were to their 3 largest customers.

Net Gain per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

For the year ended December 31, 2008, basic gain per share of the Company was $ .020 per share.

For the year ended December 31, 2007, basic gain per share of the Company was $ .013 per share.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending December 31, 2008 and December 31, 2007.

See NOTE 6.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

(Audited)

NOTE 2 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	December 31,	December 31,
	2008	2007
Trade accounts receivable	$ 91,400	$ 94,600
Less: allowance for doubtful accounts	5,300	7,300
	$ 86,100	$ 87,300

There was no bad debt expense for the period ended December 31, 2008 and December 31, 2007.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	December 31,	December 31,
	2008	2007
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	1,422,800	1,422,800
Less: accumulated depreciation	(1,422,400)	(1,421,600)
Less: accumulated depreciation	$ 400	$ 1,200

Depreciation expense for the year ended December 31, 2008 and 2007 was $800 and $1,100 respectively.

NOTE 4 – DEFERRED COMPENSATION PAYABLE:

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

NOTE 5 – STOCK OPTION PLAN

The company has an employee incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees.  In September 1997, the Board of Directors of the Company adopted the 1997 Incentive Stock Option Plan (The “1997 Plan”) for employees of the Company to purchase up to 250,000 shares of common stock of the Company.  Options granted under the 1997 plan are “incentive stock options” as defined in Section 422 of the Internal Revenue Code.  Any stock options granted under the 1997 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant.  As of May 2004, options to acquire 20,000 shares had lapsed under the 1997 Plan.  In May 2004, the Company issued 172,500 shares to 15 employees equal to the number of options held by such employees which shares were issued in place of and in cancellation for the outstanding options previously issued under the 1997 Plan.  As of December 31, 2008 there were no outstanding options under the 1997 Plan. Pursuant to its terms, the 1997 Plan expired in September 2007.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

(Audited)

NOTE 6 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

As of December 31, 2008 and December 31, 2007, the components of deferred tax assets were as follows:

	December 31,	December 31,
	2008	2007
Accounts receivable allowance	$ 1,800	$ 2,500
Net operating loss-carry-forward	326,400	358,500
Total gross deferred tax assets
(at 34% statutory rate)	328,200	361,000
Less: Valuation allowance	(328,200)	(361,000)
Net deferred tax assets	$ 0	$ 0

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets.  Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them.  Although realization is not assured for the remaining deferred tax assets, based on the historical trend in Company sales and profitability, sales backlog, and budgeted sales management believes it is likely that they may not be totally realized through future taxable earnings.  In addition, the net deferred tax assets could  be reduced in the near term if management’s estimates of taxable income during the carry forward period are significantly reduced.

The Company believes it is possible that the benefit of these additional assets may not be realized in the future.

NOTE 7 – COMMITMENTS AND CONTINGENIES:

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death.  Such arrangements had previously been funded by life insurance policies owned by the Company on his life, however, currently the policy remains unfunded.

On April 20, 2005 a property sales and lease back agreement was made between the Company and 65 Rushmore Realty.  The Company sold its land and building located at 65 Rushmore Street, Westbury, NY for $990,000.

The lease agreement is a triple net lease and is for a period of seven years with a base annual rent of $83,300 to be paid in monthly installments of $6,900.  This annual rent is subject to annual increases based on the Consumer Price Index for All Urban Consumers of the United States Department of Labor Bureau of Labor Statistics in effect for New York and Northern New Jersey starting August 1, 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A(T).  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

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

		Position and Offices	Director
Name	Age	with Company	Since
Bernard Kravitz	75	President, Secretary,	1969
		Treasurer

David M. Kaye	54	None(1)	2000

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

DAVID M. KAYE has been a Director of the Company since December 2000.  Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Fiore Kay & Rosenberg, LLP (and its predecessors) located in Florham Park, New Jersey since February 1996.  Such firm provides certain legal services to the Company. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters.  He is also currently a director of China Youth Media, Inc. (formerly Digicorp, Inc.).

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

To the Company’s knowledge, with respect to the year ended December 31, 2008, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2008, was an officer, director and greater than ten percent beneficial owner, were complied with.

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

Item 11.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2008 and December 31, 2007, of those persons who were, at December 31, 2008 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Bernard Kravitz, President	2008 2007	$88,162 $85,994	$0 0	$0 0	$0 0	$0 0	$0 0	$13,502(1) 3,440(1)	$101,664 89,434

(1)  Includes matching contributions paid by the Company for Mr. Kravitz during 2007 and 2008 of $3,440 and $3,527, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.   Also, includes insurance premiums of $9,975 paid by the Company in 2008 for a long term care insurance policy for Mr. Kravitz obtained in the fourth quarter of 2008.  Does not include any other deferred compensation arrangements entered into with Mr. Kravitz as described below under “Deferred Compensation and Other Arrangements”

Deferred Compensation and Other Arrangements

The Company has an agreement with Bernard L. Kravitz, the sole officer and a Director of the Company, to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by Mr. Kravitz at the time of his death, provided that he was in the employ of the Company at the time of his death.

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, with Bernard L. Kravitz which provided for payments to be made to Mr. Kravitz (the “deferred compensation agreement”).  In May 2004, and as required under the investment made by Alan Gelband, Mr. Kravitz agreed to forgive $200,000 of amounts due to him under the deferred compensation agreement and postpone any and all remaining payments due him under the deferred compensation agreement for a period of five years starting May 18, 2004.  Mr. Kravitz also agreed to forgive at a future date, in such amounts as hereinafter calculated, any remaining amounts due to him under the deferred compensation agreement, equal to any sales proceeds received by him pursuant to any sales of shares of Common Stock made by him during the three year period commencing from May 18, 2004 provided the per share price of the sales proceeds for such shares sold equals or exceeds $1.00 per share.   There were no sales made by Mr. Kravitz during such three year period so there were no additional forgiven amounts.  As of December 31, 2008, there is a remaining balance of $301,000 owing to Mr. Kravitz pursuant to the deferred compensation agreement which will become due and payable as of May 18, 2009 following the expiration of the five year postponement described above.

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

See subsection “Summary Compensation Table” elsewhere herein under Item 10 for information on matching contributions paid by the Company for Mr. Kravitz during 2007 and 2008.

Compensation of Directors

During the year ended December 31, 2008, no cash compensation was paid to the Company’s one non-employee incumbent director for his services as such.   However, in May 2008, we granted 100,000 shares of common stock to our one non-employee director for services rendered to the Company.

The following table provides certain summary information concerning the compensation paid to the Company’s one non-employee director during fiscal 2008 for his services as such.  All compensation paid to Mr. Kravitz is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David M. Kaye	$0	-0-	$2,000	-0-	$2,000

(1)

Represents the dollar amount recognized in fiscal 2008 for financial reporting purposes of stock options awarded computed in accordance with Financial Accounting Standards 123R.

(2)

Does not include fees paid in 2008 for legal services rendered by the law firm of which Mr. Kaye is a partner.

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

Termination of Employment and Change of Control Arrangements

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 1, 2009, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

		Percent(1)
Name and Address	Shares Owned	of Class
Bernard Kravitz	3,054,551(2)	30.8%
65 Rushmore Street
Westbury, NY

Alan Gelband	2,200,000(3)	22.2%
30 Lincoln Plaza
New York, NY

Keith Kravitz	974,105	9.8%
110-11 Queens Blvd.
Forest Hills, NY

David M. Kaye	100,000	1.0%
30A Vreeland Road
Florham Park, NJ

All Directors & Officers
as a Group (2 persons)	3,154,551	31.8%

(1)  Based upon issued and outstanding shares computed as follows: 10,093,222 issued shares less 164,544 treasury shares resulting in 9,928,678 issued and outstanding shares.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Part III, Item 11, “Deferred Compensation and Other Arrangements” for information on certain arrangements entered into with Mr. Kravitz.

During 2008, the Company paid $11,805 for legal services rendered to the law firm of which David M. Kaye is a partner.   Mr. Kaye is a director of the Company.

Other than the foregoing, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of two members.  They are Bernard L. Kravitz and David M. Kaye.  Mr. Kravitz is the Company’s President, Secretary and Treasurer.  Mr. Kaye is an independent director.  We have determined their independence using the definition of independence set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Fee Category	Fees	Fees
Audit Fees	$14,500	$12,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$14,5000	$12,000

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)

Financial Statements

Financial Statements are listed in the Table of Contents to the Financial Statements on page 11 of this report.

(2)

Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)

Exhibits

3.1	Company’s certificate of incorporation, as amended(1)
3.2	Company’s by-laws(1)
4.1	Specimen of common stock certificate(1)
10.1	Acquisition Agreement dated as of April 20, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
10.2	Lease Agreement dated as of July 27, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)

Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONICS, INC.

(Registrant)

          /s/ Bernard L. Kravitz

By:  _________________________

         Bernard L. Kravitz, President

                 March 30, 2009

Dated:   _________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Bernard Kravitz		March 30, 2009
____________________	President, Secretary,	__________
Bernard Kravitz	Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)
/s/ David M. Kaye		March 30, 2009
_____________________	Director	_________
David M. Kaye