Form 10-Q
period 2009-03-31
DIONICS INC
filed 2009-05-15
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-08161

DIONICS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	11-2166744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

65 Rushmore Street Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

(516) 997-7474

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☐   No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 1, 2009 was 9,928,678.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

For the three months ended March 31, 2009

Page no.

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4

Statements of Operations for the three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)	5

Statements of Shareholders Equity for the three months ended March 31, 2009 (unaudited) and the year ended December 31, 2008 (audited)	6

Statements Of Cash Flows for the three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)	7

Notes to the Financial Statements	8 - 12

DIONICS, INC.

BALANCE SHEETS

	March 21, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Asset:
Cash and cash equivalents	$210,800	$300,000
Accounts receivables - net of allowance
of $5,300 in 2009 and $5,300 in 2008- (Notes 1 and 2)	79,300	86,100
Inventory - (Note 1)	159,300	159,300
Prepaid expenses	6,100	8,600
Total Current Assets	455,500	554,000

Property, plant and other equipment,
net of accumulated depreciation of $1,422,500 in 2009
and $1,422,400 in 2008 - (Notes 1 and 3)	300	400

Other assets	21,100	21,100
	$476,900	$575,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$17,400	$42,200
Accrued expenses	22,100	31,200
Deferred compensation - current (Note 4)	301,000	301,000

TOTAL LIABILITIES	340,500	374,400

Stockholders' equity (deficiency)
Common Stock / $.01 par value,	100,900	100,900
51,000,000 shares authorized, shares issued and
outstanding - 10,093,222 in 2009 and 2008

Additional paid in capital	1,966,800	1,966,800
Accumulated Deficit	(1,710,700)	(1,646,000)

	357,000	421,700

Less: Treasury Stock at cost (164,544 Shares in 2008 and 2007)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY	136,400	201,100
	$476,900	$575,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

INCOME STATEMENTS

For the three month period ended March 31,

(Unaudited)

	2009	2,008

Net sales	$169,600	$251,600

Cost of sales	148,500	156,300

Gross profit	21,100	95,300

Selling, general and administrative expenses	85,800	70,900

Earnings (loss) from operations	(64,700)	24,400

Interest income (Note 1)	0	400

Net income (loss) before income taxes	(64,700)	24,800

Income taxes and benefits (Note 5)	0	200

Net income (loss)	$(64,700)	$24,600

Basic earnings per share	$(0.007)	$0.003

Weighted average number of shares outstanding	9,842,722	9,256,178

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF SHAREHOLDER'S EQUITY

For the three month period ended March 31, 2009

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2006	9,420,722	$$94,200	$1,957,100	$(1,965,400)	164,544	$(220,600)	$(134,700)
(audited)

Net income				119,500			119,500

Balance as of December 31, 2007	9,420,722	$94,200	$1,957,100	$(1,845,900)	164,544	$(220,600)	$(15,200)
(audited)

Shares issued - May 16, 2008	672,500	6700	9700				16,400
Net income				199,900			199,900

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

Net (loss)				(64,700)			(64,700)

Balance as of March 31, 2009	10,093,222	100,900	1,966,800	(1,710,700)	164,544	(220,600)	136,400
(unaudited)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the three month period ended March 31,

(unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(64,700)	$24,600

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100	200

Change in operating assets and liabilities:
Accounts receivable	6,800	10,000
Prepaid expenses	2,500	(4,800)
Accounts payable	(24,800)	(2,400)
Accrued expenses	(9,100)	6,000
Net cash provided by (used for) operating activities	(89,200)	33,600

Net increase (decrease) in cash	(89,200)	33,600

Cash at beginning of period	300,000	151,500

Cash at end of period	$210,800	$185,100

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2009

(Unaudited)

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $25,700 as of March 31, 2009 and $74,000 as of December 31, 2008. Interest Income is earned from money market fund. There was no interest income as of  March 31, 2009, and $400 as of December 31, 2008.

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

DIONICS, INC.

Notes to the Financial Statements

March 31, 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Inventories are comprised of the following:

	March 31,	December 31,
	2009	2008
Raw materials (net of reserves)	$ 5,794	$ 5,794
Work in process	92,852	92,852
Finished Goods	60,654	60,654
	$159,300	$159,300

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

Notes Payable

The Company accounts for all notes that are due and payable in one year as short term notes.

Revenue

The Company recognizes revenue upon completion and shipment of goods.

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at March 31, 2009 and December 31, 2008.

Stockholders’ Equity

On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees, and 100,000 shares of common stock to a director of the Company for services rendered to the Company. On October 2, 2008, the Company granted 100,000 shares of common stock  to an employee for services rendered.

Major Customers

For the three months ended March 31, 2009, approximately 57% of total sales were to their 3 largest customers.

Basic Earnings Per Share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2009

(Unaudited)

For the three months ended March 31, 2009, basic loss per share of the Company was $(.007) per share.

For the three months ended March 31, 2008, basic earnings per share of the Company was $.003 per share.

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

See NOTE 6.

NOTE 2 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	March 31,	December 31,
	2009	2008
Trade accounts receivable	$ 84,600	$ 91,400
Less: allowance for doubtful accounts	5,300	5,300
	$ 79,300	$ 86,100

There was no bad debt expense for the period ended March 31, 2009 and December 31, 2008.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	March 31, 2009	December 31, 2008
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	1,422,800	1,422,800
Less: accumulated depreciation	(1,422,500)	(1,421,400)
Less: accumulated depreciation	$ 300	$ 400

Depreciation expenses for the three months ended March 31, 2009 were $100 and for the year ended December 31, 2008 were $800.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2009

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION PAYABLE:

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, with its chief executive officer (the “deferred compensation agreement”) which provides for payments to be paid to the executive officer.  In May 2004, and as required under an investment made by a third party, the executive officer agreed to forgive $200,000 of amounts due to him under the deferred compensation agreement and postpone any and all remaining payments due him under the deferred compensation agreement for a period of five years starting May 18, 2004.  As of March 31, 2009, there is a remaining balance of $301,000 owing to the executive officer which will become due and payable as of May 18, 2009 following the expiration of the five year postponement described above.  See Note 8 – Subsequent Event.

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry forwards are as follows:

Year	Amount	Year of Expiration
2002	$460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
	$803,650

The New York State Net Operating Loss Carry forwards are as follows:

Year	Amount	Year of Expiration
2002	$432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
	$773,017

As of March 31, 2009 and December 31, 2008, the components of deferred tax assets were as follows:

	March 31,	December 31,
	2009	2008
Accounts receivable allowance	$ 1,800	$ 1,800
Net operating loss-carry-forward	348,400	326,400
Total gross deferred tax assets
(at 34% statutory rate)	350,200	328,200
Less: Valuation allowance	(350,200)	(328,200)
Net deferred tax assets	$ 0	$ 0

DIONICS, INC.

Notes to the Financial Statements

March 31, 2009

(Unaudited)

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

NOTE 6 – COMMITMENTS AND CONTINGENIES:

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death.  Such arrangements had previously been funded by life insurance policies owned by the Company on his life, however, currently there are no insurance policies.

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

NOTE 7 – SUBSEQUENT EVENT

Pursuant to an agreement entered into on May 1, 2009 between the Company and the chief executive officer, the executive officer has agreed to sell, transfer and assign to the Company his remaining interest in the deferred compensation agreement in exchange for which the Company will pay the executive $75,000 in cash and issue the executive officer a convertible promissory note in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.  The principal shall at the option of the executive officer be convertible into shares of the Company’s common stock at a conversion price of $0.09 per share if converted during the first year, $0.14 per share if converted during the second year, and $0.19 per share if converted during the third year.

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

Liquidity and Capital Resources

During the year 2008, the Company’s strong financial performance resulted in its accumulating a year-end Cash position of $300,000.  At December 31, 2008 the Company held a five-year-old Deferred Compensation debt of $301,000 payable to its CEO on May 18, 2009. In the First Quarter of 2009, while dealing with the global economic slowdown, the Company saw its end-of-quarter Cash position reduced to $210,800 and it became clear that the Company could not possibly make full payment of the Deferred Compensation debt when due. This led to a new agreement, entered into on May 1, 2009, in which the CEO has consented to sell back to the Company his remaining interest in the earlier Deferred Compensation agreement. In exchange, the Company will pay him $75,000 in cash and will issue to him a new three-year convertible promissory note in the principal amount of $225,000. Among the terms of the note, the CEO is provided the right to convert the debt into common shares of the Company’s stock, at gradually rising prices during the three-year period. The net effect of the above transaction is to leave the Company with sufficient operating capital for the near-term foreseeable future.

Our primary source of funds is cash flow from operations in the normal course of business.  On March 31, 2009, we had working capital of $115,000, a debt to equity ratio of 2.5 to 1 and stockholders’ equity of $136,400 compared to working capital of $179,600, a debt to equity ratio of 1.9 to 1 and stockholders’ equity of $201,100 at December 31, 2008.   Total assets were $476,900 and total liabilities were $340,500 at March 31, 2009 compared to total assets of $554,000 and total liabilities of $374,400 at December 31, 2008.

Net cash used for operating activities for the three months ended March 31, 2009 was $89,200 which was primarily the result of a net loss of $64,700, plus a decrease in accounts payable of $24,800 and accrued expenses of $9,100 offset by an increase in accounts receivable of $6.800 and prepaid expenses of $2,500, This compares to net cash provided by operating activities for the three months ended March 31, 2008  of $33,600, which was primarily the result of net income of $24,600, plus an increase in accounts receivable of $10,000 and accrued expenses of $6,000, offset by a decrease in prepaid expenses of $4,800 and accounts payable of $2,400.  For the three months ended March 31, 2009 and 2008, there was no cash flow provided by (used for) investing activities as well as financing activities.

Results of Operations

Toward the end of 2008, it became obvious that a world-wide economic slowdown was in motion. New order bookings began to drop off and that trend has continued into 2009. First Quarter 2009 financial performance showed the effects clearly.

Sales volume in the First Quarter of 2009 fell 32.6 percent to $169,600 as compared to $251,600 in the same period last year. This was a direct result of reduced customer ordering.

Cost of Sales was $148,500 as compared to $156,300 in the First Quarter of 2008, reflecting higher profit “life-time buys” in the year-earlier product mix.

A “life-time buy” is a phrase that describes the action of a customer who, for any number of different reasons, decides to order a large quantity of units for near-term delivery rather than ordering smaller quantities for periodic deliveries well into the future.  The customer assesses its total needs for an item over the life-time of the project it is using such units in, and then buys them all at once.  Although the customer’s project may still run for several years, the customer has bought all the units it believes it will ever need over the life-time of that project; hence the term “life-time buy”.  During the quarter ended March 31, 2009, there were no sales attributable to a life-time buy, the order having been completed during 2008.   In the quarter March 31, 2008, approximately 20% of total sales were attributable to a life time buy.

Gross Profits in the First Quarter of 2009 were $21,100 as compared to $95,300, again showing the benefit of “life-time buys” in the prior year’s product mix.

Selling, General and Administrative expenses reached $85,800 in the First Quarter of 2009, as compared to $70,900, largely due to certain continued and overlapping payments against the year-end auditing and legal activities.

Net Income (Loss) After Taxes showed a Loss of $64,700 in the First Quarter of 2009, as compared to a Profit of $24,600 in the same period last year. The major causes for the change were the lower sales volume, the resulting manufacturing inefficiencies and the overlap of certain professional fees into the new year.

At the time of this writing, the outlook is a mixed one. Undeniably, business is at a low point, yet there are certain pockets of activity in both new and older products that give rise to optimism. Our primary technology thrust remains focused on the large future market potential for our optically-isolated, photovoltaic (PV) MOSFET-Drivers. We are using this slower period to both enhance our product performance and also to explore a variety of other growth opportunities. Confidence in the future remains high and Management reminds the reader that Dionics, Inc. has frequently proven capable, even in the toughest times, of finding yet another “rabbit in the hat.”

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

DIONICS, INC.

(Registrant)

Dated: May 14, 2009	By: /s/ Bernard Kravitz
Bernard Kravitz, President

Dated: May 14, 2009	By: /s/ Bernard Kravitz
Bernard Kravitz, Principal Financial Officer