Form 10-Q
period 2009-06-30
DIONICS INC
filed 2009-08-13
CIK 29006

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X ]   No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   [   ]   No   [    ]

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on August 1, 2009 was 9,928,678.

______________________________________________________________________________

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended June 30, 2009

Page no.

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4

Statements of Operations for the six months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)	5

Statements of Operations for the three months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)	6

Statements Of Shareholders Equity for the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008	7

Statements Of Cash Flows for the six months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)	8

Notes to the Financial Statements	9 - 13

DIONICS, INC. BALANCE SHEETS
	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$130,300	$300,000
Accounts receivables - net of allowance
of $5,300 in 2009 and $5,300 in 2008- (Notes 1 and 2)	82,300	86,100
Inventory - (Note 1)	151,300	159,300
Prepaid expenses	6,400	8,600
Total Current Assets	370,300	554,000

Property, plant and other equipment,
net of accumulated depreciation of $1,422,600 in 2009
and $1,422,400 in 2008 - (Notes 1 and 3)	200	400

Other assets	21,100	21,100
TOTAL ASSETS	$391,600	$575,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$8,700	$42,200
Accrued expenses	21,400	31,200
Deferred compensation - current (Note 4)	0	301,000
Total Current Liabilities	30,100	374,400

Long-Term Liabilities
Note Payable-Officer	225,000	0
TOTAL LIABILITIES	255,100	374,400

Stockholders' equity (deficiency)
Common Stock / $.01 par value,	100,900	100,900
51,000,000 shares authorized, shares issued and
outstanding - 10,093,222 in 2009 and 2008

Additional paid in capital	1,966,800	1,966,800
Accumulated Deficit	(1,710,600)	(1,646,000)
	357,100	421,700

Less: Treasury Stock at cost (164,544 Shares in 2008 and 2007)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY	136,500	201,100
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$391,600	$575,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF OPERATIONS For the six month period ended June 30, (Unaudited)
	For the six months ended June
	2009	2008

Net sales	$370,600	$607,300

Cost of sales	284,500	345,600

Gross profit	86,100	261,700

Selling, general and administrative expenses	152,800	154,900

Earnings (loss) from operations	(66,700)	106,800

Other income (Note 1 and 7)	2,100	900
Interest expense		(2,400)

Net income (loss) before income taxes	(64,600)	105,300

Income taxes and benefits (Note 5)	0	0

Net income (loss)	$(64,600)	$105,300

Basic earnings per share	$(0.007)	$0.011

Weighted average number of shares outstanding	9,842,722	9,303,886

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF OPERATIONS For the three month period ended June 30, (Unaudited)
	For the three months ended June
	2009	2008

Net sales	$201,000	$355,700

Cost of sales	136,000	189,300

Gross profit	65,000	166,400

Selling, general and administrative expenses	67,000	84,000

Earnings (loss) from operations	(2,000)	82,400

Other income (Note 1 and 7)	2,100	500
Interest expense		(2,400)

Net income (loss) before income taxes	100	80,500

Income taxes and benefits (Note 5)	0	200

Net income (loss)	$100	$80,700

Basic earnings per share	$0.000	$0.009

Weighted average number of shares outstanding	9,842,722	9,303,886

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF SHAREHOLDER'S EQUITY For the six month period ended June 30, 2009
	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2006	9,420,722	$$94,200	$1,957,100	$(1,965,400)	164,544	$(220,600)	$(134,700)

Net income				119,500			119,500

Balance as of December 31, 2007	9,420,722	$94,200	$1,957,100	$(1,845,900)	164,544	$(220,600)	$(15,200)

Shares issued - May 16, 2008	672,500	6700	9700				16,400
Net income				199,900			199,900

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100

Net (loss)				(64,600)			(64,600)

Balance as of June 30, 2009	10,093,222	100,900	1,966,800	(1,710,600)	164,544	(220,600)	136,500
(unaudited)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF CASH FLOWS For the six month period ended June 30, (unaudited)
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(64,600)	$105,300

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	200	400

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	3,800	(43,200)
Prepaid expenses	2,200	(1,700)
Inventory	8,000	0
Other assets	0	0
Increase (Decrease) in:
Accounts payable	(33,500)	(16,300)
Accrued expenses	(9,800)	13,200
Increase in Common Stock	0	5,700
Additional Paid in Capital	0	5,700
Net cash provided by (used for) operating activities	(93,700)	69,100

Cash flow provided by (used for) investing activities	0	0
	0	0

Cash flow provided by (used for) financing activities:
Payment of Deferred compensation (note 7)	(301,000)	0
Shareholder loan	225,000	(29,000)
	(76,000)	(29,000)

Net increase (decrease) in cash	(169,700)	40,100

Cash at beginning of period	$300,000	151,500

Cash at end of period	130,300	$191,600

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The interim financial statements presented herein are unaudited and should be read in conjunction with the audited financial statements presented in the Company’s Annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Business

The Company designs, manufactures and sells silicon semiconductor electronic products, as individual discrete components, as multicomponent integrated circuits and as multicomponent hybrid circuits.

Use of Estimates in the Preparation of Financial Statements

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States which require us to make estimates and assumptions that may materially affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $40,000 as of June 30, 2009 and $74,000 as of December 31, 2008. Interest Income is earned from money market fund. Interest income was  $1,000 as of  June 30, 2009 and $400 as of December 31, 2008.

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

DIONICS, INC.

Notes to the Financial Statements

June 30, 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued):

Merchandise Inventory

Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market.  Cost is determined principally on the average actual cost method.  Finished goods and work-in-process inventories include material and labor.  The Company monitors usage reports to determine if the carrying value of any items should be adjusted down due to lack of demand for the item.  The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between  the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventories are comprised of the following:

	June 30,	December 31,
	2009	2008
Raw materials (net of reserves)	$ 5,500	$ 5,800
Work in process	88,200	92,800
Finished Goods	57,600	60,700
	$ 151,300	$159,300

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

Revenue

The Company recognizes revenue upon completion and shipment of goods because its billing terms include the provision that the goods are shipped FOB point of shipment which is standard practice in the Company’s industry.

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at June 30, 2009 and December 31, 2008.

Stockholders’ Equity

On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees, and 100,000 shares of common stock to a director of the Company for services rendered to the Company. On October 2, 2008, the Company granted 100,000 shares of common stock  to an employee for services rendered.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued):

Major Customers

For the six months ended June 30, 2009, approximately 52% of total sales were the Company’s three largest customers.

Basic Earnings Per Share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

For the six months ended June 30, 2009, basic loss per share of the Company was $(.007) per share.

For the three months ended June 30, 2008, basic earnings per share of the Company was $.011     per share.

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

See NOTE 6.

NOTE 2 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	June 30,	December 31,
	2009	2008
Trade accounts receivable	$ 87,600	$ 91,400
Less: allowance for doubtful accounts	5,300	5,300
	$ 82,300	$ 86,100

Bad debt expense for the six month period ended June 30, 2009 was $100. There was no bad debt expense for the period ended June 30, 2008.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	$ 233,300	$ 233,300
	$ 1,422,800	$ 1,422,800
Less: accumulated depreciation	($1,422,600)	($1,421,400)
Less: accumulated depreciation	$ 200	$ 400

Depreciation expenses for the six months ended June 30, 2009 were $200 and for the year ended December 31, 2008 were $800.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2009

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION PAYABLE:

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, with its chief executive officer (the “deferred compensation agreement”) which provides for payments to be paid to the executive officer.  In May 2004, and as required under an investment made by a third party, the executive officer agreed to forgive $200,000 of amounts due to him under the deferred compensation agreement and postpone any and all remaining payments due him under the deferred compensation agreement for a period of five years starting May 18, 2004.  As of  May 1, 2009, there was a remaining balance of $301,000 owing to the executive officer which was scheduled to become due and payable as of May 18, 2009 following the expiration of the five year postponement described above.

Pursuant to an agreement entered into on May 1, 2009 between the Company and the chief executive officer, the executive officer  agreed to sell, transfer and assign to the Company his remaining interest in the deferred compensation agreement in exchange for which the Company agreed to pay the executive $75,000 in cash and issue the executive officer a convertible promissory note in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.  The principal shall at the option of the executive officer be convertible into shares of the Company’s common stock at a conversion price of $0.09 per share if converted during the first year, $0.14 per share if converted during the second year, and $0.19 per share if converted during the third year.

The agreed amount of $300,000 was $1,000 less than the deferred compensation. This $1,000 difference is considered forgiveness of debt and is included in the Other Income section on the Income Statement.

Interest on the promissory note in the amount of $1,875 was accrued for the two month period    May 1, 2009 to June 30, 2009.

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
	$ 803,650

The New York State Net Operating Loss Carry forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
	$ 773,017

DIONICS, INC.

Notes to the Financial Statements

June 30, 2009

(Unaudited)

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS (continued):

As of June 30, 2009 and December 31, 2008, the components of deferred tax assets were as follows:

	June 30,	December 31,
	2009	2008
Accounts receivable allowance	$ 1,800	$ 1,800
Net operating loss-carry-forward	348,400	326,400
Total gross deferred tax assets
(at 34% statutory rate)	350,200	328,200
Less: Valuation allowance	(350,200)	(328,200)
Net deferred tax assets	$ 0	$ 0

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

On April 20, 2005, the Company entered into an Acquisition Agreement with 65 Rushmore Realty, LLC (the “Purchaser”) pursuant to which the Purchaser agreed to purchase the Company’s property located at 65 Rushmore Street, Westbury, NY for the sum of $990,000.  The closing was subject to certain conditions including but not limited to an environmental inspection of the property and the Company entering into a seven year lease to continue to occupy the property after closing.  On July 27, 2005, the Company completed the sale of the property and signed the lease.

The lease agreement is a triple net lease and is for a period of seven years with a base annual rent of $83,300 to be paid in monthly installments of $6,900.  This annual rent is subject to annual increases based on the Consumer Price Index for All Urban Consumers of the United States Department of Labor Bureau of Labor Statistics in effect for New York and Northern New Jersey starting August 1, 2009.  The Company has the right to terminate the lease prior to the expiration upon 120 days notice to the landlord.

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

Liquidity and Capital Resources

At the close of the First Quarter of 2009, the Company’s cash position made it clear that it could not possibly be able to make the much-delayed $301,000 Deferred Compensation payment owed to its CEO, and due for payment on May 18, 2009. This resulted in a new agreement, entered into on May 1, 2009, in which the CEO consented to sell back to the Company his interest in the earlier Deferred Compensation agreement. The Company paid him $75,000 in cash to repurchase the original agreement and issued to him a new three-year convertible promissory note in the principal amount of $225,000. Among the terms of the note, the CEO is provided the right to convert the debt into common shares of the Company’s stock, at gradually rising prices during the three-year period. The net effect of the above repurchase transaction was to leave the Company with sufficient operating capital for the near-term foreseeable future.

The Company’s primary source of funds is cash flow from operations in the normal course of business. On June 30, 2009 we had Working Capital of $340,200, a debt-to-equity ratio of 1.65:1, and Stockholder’s Equity of $136,500. Total Assets were $391,600 and Total Liabilities were $255,100 as of June 30, 2009 compared to Total Assets of $575,500 and Total Liabilities of $374,400 at December 31, 2008.

Net Cash used for operating activities for the six-months ended June 30, 2009 was $93,700 which was primarily a result of a net loss of $64,600 plus a decrease in Accounts Payable of $33,500 and Accrued Expenses of $9,800, offset by a decrease in Inventory of $8,000.  This compares to net cash provided by operating activities for the six-months ended June 30, 2008 of $69,100 which was mainly the result of net income of $105,300 offset primarily by an increase of $43,200 in Accounts Receivable, and a decrease of $16,300 in Accounts Payable, balanced by an increase in Accrued Expenses of $13,200 and an increase in Common Stock and Additional Paid in Capital of $11,400 resulting from non-cash stock-based compensation.  For the six months ended June 30, 2009 and 2008, there were no cash flow provided by (used for) investing activities.  Cash flow used for financing activities was $76,000 for the six months ended June 30, 2009 resulting from the agreement entered into on May 1, 2009 with the Company’s Chief Executive Officer in which the CEO consented to sell back to the Company his interest in the earlier Deferred Compensation agreement.   This compares to cash flow used for financing activities of $29,000 for the six months ended June 30, 2008 due to the repayment to the CEO of loans previously made to the Company.

Results of Operations

Toward the end of 2008, it became obvious that a worldwide recession was taking place. New order bookings fell sharply, and have remained at a low level since then, although at this writing, early in August of 2009, there are some encouraging signs of a very modest upturn. First-Half 2009 financial performance showed the recession’s effects with a 39% reduction in Sales volume, although the Second Quarter of 2009 was sequentially somewhat improved in Sales volume compared to the First Quarter, with $201,000 versus $169,600.

Sales volume in the First-Half of 2009 was $370,600 as compared to $607,300, showing the above-mentioned 39% reduction, mostly attributable to lower customer order inputs.

Cost of Sales in the First-Half of 2009 was $284,500 or 76.7 % of sales, compared to $345,600 or 56.9 % of sales in the First-Half of 2008. The Cost of Sales percentage was higher in the current six-month period partly due to lower manufacturing efficiency on lower sales volume, and partly because of the higher unit-profitability on “life-time buy” sales that were present in last year’s results but not in the current results.

A “life-time buy” describes the action of a customer who has determined to currently purchase and take into his possession all the units he may need over the extended future life-time of a project he is using them in. In the First Half of 2009 there were no sales attributable to a life-time buy, whereas in the First-Half of 2008 approximately 30% of sales were attributable to such an event.

Gross Profits in the First-Half of 2009 were $86,100 as compared to $261,700 in the First-Half of 2008, again showing the benefits of both higher sales volume and higher unit-profitability inherent in life-time buys.

Selling, General and Administrative Expenses for the First-Half of 2009 were essentially unchanged from those of the First-Half of 2008, with $152,800 versus $154,900 last year. Most items that go into these totals are largely, although not totally, fixed in nature, evidenced by the First Quarter of 2009 still showing the effects of certain continued and overlapping payments against year-end auditing and legal activities. Conversely, the Second Quarter of 2009 saw the Company succeed in reducing certain expenses within the SG&A category, as part of its overall cost-reduction efforts.

Net Income (Loss) After Taxes showed a Net Loss of $64,600 in the First-Half of 2009 versus Net Income of $105,300 for the First-Half of 2008. The primary causes for the change were the lower sales volume, the resulting lower manufacturing efficiencies and the overlap of certain professional fees into the new year.

Sales volume in the Second Quarter of 2009 fell 43.5% to $201,000, as compared to $355,700 in the same period last year, but were up sequentially by 18.5% over the First Quarter of 2009. Both sales volume comparisons were driven mostly by incoming customer order/ rates.

Cost of Sales in the Second Quarter of 2009 was $136,000, or 67.7 % of sales, as compared to $189,300 or 53.2% of sales, showing again the effects of higher manufacturing efficiencies with higher sales volume and higher unit-profitability on life-time buy products.

Gross Profits in the Second Quarter of 2009 were $65,000 as compared to $189,300 in the same period last year, again showing the benefit of both higher volume and life-time buys in the Second Quarter of 2008.

Selling, General and Administrative Expenses in the Second Quarter of 2009 were $67,000 as compared to $84,000 in the Second Quarter of 2008 reflecting both cost-cutting efforts in the current period and the presence of higher professional fees in the year-earlier period from auditing and legal services.

Net Income (Loss) After Taxes showed Income of $100 for the Second Quarter of 2009 versus Income of $80,700 in the year-earlier period. The primary causes for the change were the lower sales volume, the resulting lower manufacturing efficiencies and the absence of higher unit-profitability from life-time buy sales which did not occur during he current period.

At the time of this writing, early in August of 2009, business continues at a low level, although Management draws some encouragement from a recent slight increase in order activity and promising discussions with customers about projected new orders. Our primary technology thrust remains focused on the large market potential for our optically-isolated photovoltaic (PV) MOSFET-Drivers. We are using this slower period to both enhance our product performance and also to explore a variety of other growth opportunities. Although we are entering the traditionally slow Third Quarter, confidence in the future remains solid. Management reminds the reader that Dionics, Inc. has frequently proven capable, even in the toughest times, of finding yet another “rabbit in the hat.”

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

DIONICS, INC.

(Registrant)

Dated: August 13, 2009	By: /s/ Bernard Kravitz
Bernard Kravitz, President

Dated: August 13, 2009	By: /s/ Bernard Kravitz
Bernard Kravitz, Principal Financial Officer