Form 10-Q
period 2009-09-30
DIONICS INC
filed 2009-11-13
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on November 1, 2009 was 20,928,678.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended September 30, 2009

Page no.

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4

Statements of Operations for the three months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	5

Statements of Operations for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	6

Statements Of Shareholders Equity for the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008	7

Statements Of Cash Flows for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	8

Notes to the Financial Statements	9 - 14

DIONICS, INC.

BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$73,900	$300,000
Accounts receivables - net of allowance
of $5,300 in 2009 and $5,300 in 2008- (Notes 1 and 2)	39,900	86,100
Inventory - (Note 1)	168,500	159,300
Prepaid expenses	16,200	8,600
Total Current Assets	298,500	554,000
Property, plant and other equipment,
net of accumulated depreciation of $1,422,700 in 2009
and $1,422,400 in 2008 - (Notes 1 and 3)	100	400

Other assets	21,100	21,100
TOTAL ASSETS	$319,700	$575,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$50,000	$42,200
Accrued expenses	10,500	31,200
Accrued interest	1,900	0
Deferred compensation - current (Note 4)	0	301,000
Total Current Liabilities	62,400	374,400

Long-Term Liabilities
Convertible Note Payable, Officer	225,000	0
TOTAL LIABILITIES	287,400	374,400

Stockholders' equity (deficiency)
Common Stock / $.01 par value,	100,900	100,900
51,000,000 shares authorized, shares issued and
outstanding - 10,093,222 in 2009 and 2008
Additional paid in capital	1,966,800	1,966,800
Accumulated Deficit	(1,814,800)	(1,646,000)
	252,900	421,700
Less: Treasury Stock at cost (164,544 Shares in 2008 and 2007)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY	32,300	201,100
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$319,700	$575,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the three month period ended September 30,

(Unaudited)

	For the three months ended September 30,
	2009	2008

Net sales	$86,700	$250,300

Cost of sales	111,000	143,700

Gross profit (loss)	(24,300)	106,600

Selling, general and administrative expenses	77,100	95,800

Earnings (loss) from operations	(101,400)	10,800

Other income (Note 1 and 7)	0	2,000
Interest expense	(2,800)	0

Net income (loss) before income taxes	(104,200)	12,800

Income taxes and benefits (Note 5)	0	0

Net income (loss)	$(104,200)	$12,800

Basic earnings (loss) per share	$(0.011)	$0.001

Weighted average number of shares outstanding	9,842,722	9,447,011

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the nine month period ended September 30,

(Unaudited)

	For the nine months ended September 30,
	2009	2008

Net sales	$457,300	$857,600

Cost of sales	395,500	489,300

Gross profit	61,800	368,300

Selling, general and administrative expenses	228,000	250,700

Earnings (loss) from operations	(166,200)	117,600

Other income (Note 1 and 7)	2,100	2,900
Interest expense	(4,700)	(2,400)

Net income (loss) before income taxes	(168,800)	118,100

Income taxes and benefits (Note 5)	0	0

Net income (loss)	$(168,800)	$118,100

Basic earnings (loss) per share	$(0.017)	$0.013

Weighted average number of shares outstanding	9,842,722	9,447,011

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF SHAREHOLDER'S EQUITY

For the nine month period ended September 30, 2009

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2006	9,420,722	$$94,200	$1,957,100	$(1,965,400)	164,544	$(220,600)	$(134,700)

Net income				119,500			119,500

Balance as of December 31, 2007	9,420,722	$94,200	$1,957,100	$(1,845,900)	164,544	$(220,600)	$(15,200)

Shares issued - May 16, 2008	672,500	6700	9700				16,400
Net income				199,900			199,900

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100

Net (loss)				(168,800)			(168,800)

Balance as of September 30, 2009	10,093,222	$100,900	$1,966,800	$(1,814,800)	164,544	$(220,600)	$32,300
(unaudited)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the nine month period ended September 30,

(unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	For the nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(168,800)	$118,100

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	300	600
Forgiveness of debt	(1,000)	0

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	46,200	(7,000)
Prepaid expenses	(7,600)	(400)
Inventory	(9,200)	(52,000)
Increase (Decrease) in:
Accounts payable	7,800	(15,100)
Accrued expenses	(18,800)	8,800
Deferred Compensation	(75,000)	0
Additional Paid in Capital	0	11,400
Net cash provided by (used for) operating activities	(226,100)	64,400

Cash flow (used for) financing activities:
Shareholder loan	0	(29,000)
Net cash (used for) financing activities	0	(29,000)

Net increase (decrease) in cash	(226,100)	35,400

Cash at beginning of period	300,000	151,500

Cash at end of period	$73,900	$186,900

Other Non-Cash Activities
Deferred compensation paid by the issuance of
a convertible promissory note payable to
Officer – Note 4	$225,000	$0

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2009

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $6,100 as of September 30, 2009 and $74,000 as of December 31, 2008. Interest Income is earned from money market fund. Interest income was $1,000 as of September 30, 2009 and $400 as of December 31, 2008.

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

September 30, 2009

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

Inventories are comprised of the following:

	September 30,	December 31,
	2009	2008
Raw materials (net of reserves)	$ 5,900	$ 5,800
Work in process	101,400	92,800
Finished Goods	61,200	60,700
	$ 168,500	$159,300

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at September 30, 2009 and December 31, 2008.

Stockholders’ Equity

On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees, and 100,000 shares of common stock to a director of the Company for services rendered to the Company. On October 2, 2008, the Company granted 100,000 shares of common stock to an employee for services rendered.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2009

 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued):

Major Customers

For the nine months ended September 30, 2009 approximately 49.8% of total sales were the Company’s three largest customers.

Basic Earnings Per Share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

For the nine months ended September 30, 2009, basic loss per share of the Company was $(.017) per share. For the three months ended September 30, 2008, basic loss per share of the Company was $(.011) per share.

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable were as follows:

	September 30,	December 31,
	2009	2008
Trade accounts receivable	$ 45,200	$ 91,400
Less: allowance for doubtful accounts	5,300	5,300
	$ 39,900	$ 86,100

Bad debt expense for the nine month period ended September 30, 2009 was $100. There was no bad debt expense for the quarter ended September 30, 2008.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following:

	September 30	December 31,
	2009	2008
Equipment	$1,189,500	$1,189,500
Furniture and Fixtures	$ 233,300	$ 233,300
	$1,422,800	$1,422,800
Less: accumulated depreciation	($1,422,700)	($1,421,400)
	$ 100	$ 400

Depreciation expenses for the nine months ended September 30, 2009 were $300 and for the year ended December 31, 2008 were $800.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2009

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

Interest on the promissory note in the amount of $2,813.50 was accrued for the three month period    July 1, 2009 to September 30, 2009.

See NOTE 7 for information on the amendment to the promissory note entered into on October 30, 2009.

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
	$773,017

DIONICS, INC.

Notes to the Financial Statements

September 30, 2009

 (Unaudited)

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS (continued):

As of September 30, 2009 and December 31, 2008, the components of deferred tax assets were as follows:

	September 30,	December 31,
	2009	2008
Accounts receivable allowance	$ 1,800	$ 1,800
Net operating loss-carry-forward	348,400	326,400
Total gross deferred tax assets
(at 34% statutory rate)	350,200	328,200
Less: Valuation allowance	(350,200)	(328,200)
Net deferred tax assets	$ 0	$ 0

Under current accounting guidelines, NOLs represent temporary differences that enter into the calculation of deferred tax assets.  Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

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

NOTE 6 – COMMITMENTS AND CONTINGENIES:

The Company has an agreement with its chief executive officer to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by him at the time of his death, provided that he was an employee of the Company at the time of his death.  Such arrangements had previously been funded by life insurance policies owned by the Company on his life; however, currently there are no insurance policies. See NOTE 7  for information on the termination of this agreement as of October 30, 2009.

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

DIONICS, INC.

Notes to the Financial Statements

September 30, 2009

 (Unaudited)

NOTE 7 – SUBSEQUENT EVENTS:

On October 30, 2009 (the “CML Closing Date”), the Company completed the transactions contemplated by a Stock Purchase Agreement (the “CML Stock Purchase Agreement”) entered into on October 8, 2009 among the Company, Central Mega Limited, a British Virgin Islands corporation (“CML”), and the Company’s chief executive officer, pursuant to which, among other things, CML purchased on the Closing Date an aggregate of 13,000,000 shares of common stock of the Company at a purchase price of $0.04 per share, consisting of 11,000,000 authorized but previously unissued shares of common stock of the Company for an aggregate purchase price of $440,000 which was paid to the Company on the Closing Date, and 2,000,000 previously issued shares of common stock owned by the chief executive officer for an aggregate purchase price of $80,000 which was paid to the executive officer on the Closing Date (the “CML Stock Purchase”).

In connection with the CML Stock Purchase, on October 30, 2009, the chief executive officer, CML and the Company entered into a Put Option Agreement (the “Put Agreement”) pursuant to which the chief executive officer has been granted a put option (the “Put Option”) to be exercised at the sole option of the chief executive officer at the end of the initial  two year term of the Employment Agreement described below (or an earlier termination pursuant to the certain other terms of the Employment Agreement), to sell to CML a maximum of 1,000,000 previously issued shares of the common stock of the Company (the “Put Shares”) at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80, provided that in the event CML does not comply with the terms and conditions of the Put Agreement, the Company shall be required to purchase the Put Shares at the same price applicable to the Put Option.

On October 30, 2009, the Company and the chief executive officer also executed a termination agreement which terminated a certain agreement to pay the chief executive officer’s widow or estate, for a period of five years following his death, an amount per year equal to the annual salary being earned by the chief executive officer at the time of his death, provided that he was an employee of the Company at that time. See NOTE 6.

In addition, on October 30, 2009, the Company and the chief executive officer entered into a First Amendment to Convertible Promissory Note (the “Note Amendment”) which amended a certain convertible promissory note (the “Original Note”) payable to the chief executive officer dated as of May 1, 2009 in the principal amount of $225,000 which is due and payable in three years with 5% annual interest payable quarterly.  See NOTE 4.  Pursuant to the Note Amendment, the Company and the chief executive officer agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date of the CML Stock Purchase Agreement.  In addition, the Company and the chief executive officer agreed that the conversion price in which the principal amount may be converted into shares of common stock shall be $0.09 per share until the first anniversary of the Closing Date.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.

On October 30, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with the chief executive officer pursuant to which the chief executive officer will continue to serve as Chief Executive Officer and President of the Company.  The term of the Employment Agreement shall be two years from the Closing Date, provided that the term may be extended upon the written agreement of the chief executive officer and the Company.  The chief executive officer will receive an annual base salary of $93,600 subject to annual review for possible increase, and will receive other benefits.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business. On September 30, 2009 we had Working Capital of $236,100, a debt-to-equity ratio of 8.9:1, and Stockholder’s Equity of $32,300. Total Assets were $319,700 and Total Liabilities were $287,400 as of September 30, 2009 compared to Total Assets of $575,500 and Total Liabilities of $374,400 at December 31, 2008.

Net Cash used for operating activities for the nine months ended September 30, 2009 was $226,100 which was primarily a result of a net loss of $168,800 plus increases in prepaid expenses of $7,600 and inventory of $9,200, as well as a decrease in accrued expenses of $18,800 and deferred compensation of $75,000 (resulting from the agreement entered into on May 1, 2009 with the Company’s Chief Executive Officer in which the CEO consented to sell back to the Company his interest in the earlier deferred compensation agreement), offset by a decrease in accounts receivable of $46,200 and an increase in accounts payable of $7,800.  This compares to net cash provided by operating activities for the nine months ended September 30, 2008 of $64,400 which was mainly the result of net income of $118,100 plus an increase in accrued expenses of $8,800 and additional paid in capital of $11,400 resulting from non-cash stock-based compensation, offset by an increase in accounts receivable of $7,000 and inventory of $52,000, as well as a decrease in accounts payable of $15,100.    For the nine months ended September 30, 2009, there was no cash provided by (used for) financing activities compared to net cash used for financing activities of $29,000 for the nine months ended September 30, 2008 due to the repayment to the CEO of loans previously made by him to the Company.  For the nine months ended September 30, 2009 and 2008, there were no cash flows provided by (used for) investing activities.

On October 8, 2009 and on October 30, 2009 the Company executed several agreements with an investor, Central Maga Limited, a British Virgin Islands company (“CML”), and with Bernard Kravitz, President and CEO of the Company. As a result of these agreements, on October 30, 2009, CML purchased a total of 13,000,000 shares of the Company’s common stock, providing it a 62% controlling interest in the Company.  Of the total number of shares, 11,000,000 were newly issued shares purchased from the Company and 2,000,000  were previously owned shares purchased from Bernard Kravitz, the Company’s CEO. All shares were priced at $.04 each, resulting in an $80,000 payment to the CEO and a $440,000 investment in the Company. For more information, see Subsequent Event Note 7 to the financial statements included with this report, as well as the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009.

Results of Operations

Toward the end of 2008, it became obvious that a worldwide recession was taking place. Dollar-volume for new order bookings fell sharply, and have remained at a low level since then, with the 2009 Third Quarter imposing its traditional further decrease. The month of July saw a drastic decrease in the number of new orders booked, as well as in the dollar amount, making July the worst single month in recent times.  August and September saw moderate sequential increases in the number of new orders booked, approaching more typical monthly levels.  Unfortunately, the dollar-volume of shipments that could be derived from the low number of new orders booked in the Third Quarter, could not help but be a very low number. If there is a brighter note to the picture, it is that new orders booked in October continued to increase and we seem to be on track for a further increase, or at least a “normal” level of new order bookings in November. Our sense at this writing, in mid-November, is that the Fourth Quarter should show a substantial shipping and booking rebound from the dismal Third Quarter.

Sales volume in the Third Quarter of 2009 fell a precipitous 65.4% to $86,700, as compared to $250,300 in the same period last year, driven mostly by significantly lower incoming customer orders. The comparison was made worse by the fact that the Third Quarter of 2008 was an unusually strong one.

Cost of Sales in the Third Quarter of 2009 was $111,000, or 128% of sales, as compared to $143,700 or 57.4% in last year’s period, again showing the benefits of higher manufacturing efficiencies with higher sales volume and greater unit profitability on “life-time buy” sales that were present in last year’s results but not in the current results.

A “life-time buy” describes the action of a customer who has determined to currently purchase and take into his possession all the units he may need over the extended future life-time of a project he is using them in.

Gross Profit (Loss) in the Third Quarter of 2009 showed a Loss of $24,300 as compared to a Profit of $106,600 in the same period last year, again showing the benefit of both higher sales volume and life-time buys in the Third Quarter of 2008.

Selling, General and Administrative Expenses in the Third Quarter of 2009 were $77,100 as compared to $95,800 in the Third Quarter of 2008 reflecting both cost-cutting efforts in the current period and the presence of higher professional fees in the year-earlier period from auditing and legal services.

Net Income (Loss) After Taxes showed a Loss of $104,200 for the Third Quarter of 2009 versus Income of $12,800 in the year-earlier period. The primary causes for the unfavorable change were the lower sales volume, the resulting lower manufacturing efficiencies due to largely fixed costs, and the absence of higher unit-profitability from life-time buy sales which did not occur during the current period.

Financial performance for the Nine Months of 2009 showed the recession’s effects with a 47% reduction in Sales volume, made all the worse by comparison to unusually good results for 2008.

Sales volume for the Nine Months ended September 30, 2009 was $457,300 as compared to $857,600 in the same period of 2008, showing the above-mentioned 47% reduction, mostly attributable to lower customer order inputs.

Cost of Sales in the Nine Months of 2009 was $395,500 or 86.5 % of sales, compared to $489,300 or 57.1 % of sales in the Nine Months of 2008. The Cost of Sales percentage was higher in the current nine month period mostly due to the largely fixed nature of manufacturing costs. Also adding to the unfavorable comparison was the higher unit-profitability on life-time buy products.  In the Nine Months of 2009 there were no sales attributable to a life-time buy, whereas in the Nine Months of 2008 approximately 30% of sales were attributable to such an event.

Gross Profits in the Nine Months of 2009 were $61,800 as compared to $368,300 in the Nine Months of 2008, again showing the earlier benefits of both higher sales volume and higher unit-profitability inherent in life-time buys.

Selling, General and Administrative Expenses for the Nine Months of 2009 were largely unchanged from those of the Nine Months of 2008, with $228,000 versus $250,700 last year. Most items that go into these totals are largely, although not totally, fixed in nature, with the current period benefiting from the lower sales volume and various cost-reduction efforts.

Net Income (Loss) After Taxes showed a Net Loss of $168,800 in the Nine Months of 2009 versus Net Income of $118,100 for the Nine Months of 2008. The primary causes for the unfavorable change were the much lower sales volume and the resulting lower manufacturing efficiencies in the face of largely fixed costs.

At the time of this writing, early in November of 2009, business shows signs of a strong rebound for the Fourth Quarter.  Management continues to draw some encouragement from a recent slight increase in order activity and promising discussions with customers about projected new orders. Our primary technology thrust remains focused on the large market potential for our optically-isolated photovoltaic (PV) MOSFET-Drivers. After a period of familiarization, we expect our new investor, CML, to provide assistance in increasing our sales penetration in Asian markets. We are also using this slower period to both enhance our product performance and also to explore a variety of other growth opportunities. Having come through the traditionally slow Third Quarter, worse this year than most, confidence in the future remains solid. We remind the reader that Dionics, Inc. has, even in the toughest times, found another “rabbit in the hat.” The recent CML transaction may well be that “rabbit.”

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

DIONICS, INC.

(Registrant)

Dated: November 13, 2009	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: November 13, 2009	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer