Form 10-K
period 2009-12-31
DIONICS INC
filed 2010-03-31
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-08161

DIONICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2166744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 Rushmore Street Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 997-7474

Securities registered pursuant to  Section 12(b) of the Act: None

Securities registered pursuant to  Section 12(g) of the Act: Common Stock ($.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [   ]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [   ]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]      No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (4,674,127 shares) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $234,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 1, 2010 was 20,928,678.

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

PART I

Item 1.  Business.

Introduction

Dionics, Inc. (referred to herein as “Dionics”, the “Company”, “we”, “us” and “our”), which was incorporated under the laws of the State of Delaware on December 19, 1968, designs, manufactures and markets semiconductor electronic products.  The Company has never been in bankruptcy, receivership or any similar proceeding, and we have never been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our principal offices are located at 65 Rushmore Street, Westbury, New York 11590 and our telephone number is (516) 997-7474.  Our website can be accessed at www.dionics-usa.com.  The information on our website is not incorporated into this Annual Report.

Business of the Company

The Company derives revenues from only one group of similar products – semiconductor electronic products.  The Company designs, manufactures and sells silicon semi-conductor electronic products, as individual discrete components, as multi-component integrated circuits, as multi-component hybrid circuits and as silicon light-chips.  While there are variations among the products we design and sell, our various products categories contain more similarities than differences.  All of our products are produced with the same labor and with much common equipment.  As a result, our product categories are not considered different groups of products.

Our individual discrete components are predominantly transistors, diodes and capacitors, intended for use in miniature circuit assemblies called “hybrid micro-circuits”.  In order to facilitate their being easily assembled into the “hybrid” circuits products by its customers, these products are supplied by the Company in un-wired unencapsulated microscopic chip form.  A variety of such components is supplied by the Company, some as “standard” products which it offers to the industry at large, and other as special or custom-tailored products which it manufactures to certain specific electronic requirements of an individual customer.

Due to the rapidly changing needs of the marketplace, there are continual shifts in popularity among the various chip components offered by the Company.  Within the year, and from year to year, a largely random variation in the needs of its customers prevents any meaningful comparison among the many devices in this category.

Our multi-component integrated circuits are encapsulated, assembled, integrated circuits for use in electronic digital display functions.  Due to unusual and proprietary technology, the Company is able to produce high-voltage integrated circuits higher than the average available in the industry.  These are designed for specific high-voltage applications involved in digital displays based on gas-discharge or vacuum fluorescence.

For the most part, the Company’s sales in this category of product are standard circuits, designed by the Company, and offered to the industry at large.  In some instances, customer-designed circuits are produced and sold only to the sponsoring customer, with specific electrical performance needed by that customer.

Our multi-component hybrid circuits consist of a range of hybrid circuits that function as opto-isolated MOSFET drivers and custom Solid State Relays.  Both of these incorporate a light emitting diode (LED) as the input and a dielectrically-isolated (DI) array of photo-voltaic diodes which, in response to the infra-red light input, generate a voltage as the output.  MOSFET drivers, or ISO-GATES, as the Company has named them, are sold as a packaged combination of the LED and photo-voltaic chips.  Custom Solid State Relays also add the MOSFET output devices in the same package along with certain other associated components.

Our “Silicon light-chips” combine certain aspects of other products, along with several unique features of their own. This product involves Light Emitting Diodes (LEDs) of different colors being embedded in carefully shaped depressions in a Silicon chip. The main advantages of the combination is to enhance the light-delivery of the LEDs, as well as to keep them cool. These Silicon light-chips may be used in lighting systems that produce white light or mono-colored light.

Raw Materials

Raw materials essential to our business are readily available from many sources within the United States.  Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread.  During the year ended December 31, 2009, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Patent Protection

The Company has had nine United States patents issued to date.  Each patent is for a 17-year duration.  The earliest patent was granted in 1971 and the latest in 1990.  Therefore, the expiration dates range from 1988 through 2007.  As a result, all such patents have expired.  There can be no assurance that others may not independently develop the same, similar or alternative products or otherwise obtain access to our proprietary technologies.

Dependence on Certain Customers

For the year ended December 31, 2009, approximately 39.8% of total sales were to our three largest customers. Such three largest customers were as follows:

Approximate
Percentage
Name	of Business in 2009

Customer “A”	23.0%
Customer “B”	10.5%
Customer “C”	6.3%

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

Backlog

Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2008 approximately $234,138 and at December 31, 2009 approximately $120,051.

Competition

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

Effect on Compliance with Government Regulation

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the Company’s capital expenditures, earnings or competitive position.

Other Information

We have not invested any material amount of assets in, nor have we publicly announced, any material new product.

Our business is not seasonal.

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Change in Control

On October 30, 2009 (the “CML Closing Date”), the Company completed the transactions contemplated by a Stock Purchase Agreement (the “CML Stock Purchase Agreement”) entered into on October 8, 2009 among the Company, Central Mega Limited, a British Virgin Islands corporation (“CML”), and Bernard Kravitz (“Kravitz”), pursuant to which, among other things, CML purchased on the CML Closing Date an aggregate of 13,000,000 shares of common stock of the Company at a purchase price of $0.04 per share, consisting of 11,000,000 authorized but previously unissued shares of common stock of the Company for an aggregate purchase price of $440,000 which was paid to the Company on the CML Closing Date, and 2,000,000 previously issued shares of common stock owned by Kravitz for an aggregate purchase price of $80,000 which was paid to Kravitz on the CML Closing Date (the “CML Stock Purchase”).

The CML Stock Purchase Agreement provided that on the CML Closing Date the number of authorized directors of the Company shall initially be set at three, and that two persons designated by CML prior to the CML Closing Date shall be appointed to the Board of Directors of the Company (with CML having the absolute right to appoint a majority of the members of the Board) which appointments shall be effective immediately following expiration of the 10 day statutory notice period required in accordance with the rules promulgated under Section 14f of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following filing/mailing to Company shareholders of an appropriately prepared information statement on Schedule 14f-1.  In accordance therewith, on the CML Closing Date, Jeff Teng and Roy Teng were appointed to the Board to be effective immediately following the conditions described above.

In addition, the CML Stock Purchase Agreement provides that at each annual meeting of the stockholders of the Company, or at any meeting of the stockholders of the Company at which members of the Company’s Board of Directors are to be elected, or whenever members of the Board are to be elected by written consent, CML has agreed that for so long as Kravitz remains an employee of the Company, CML will vote in favor of the election of Kravitz as a member of the Board of Directors.  In addition, if after the Closing Date and for so long as Kravitz remains an employee of the Company, the number of authorized directors of the Company shall be other than three, then CML has agreed that it will vote in favor of the election of Kravitz and any other persons designated by Kravitz as members of the Board, provided, however, that such persons together with Kravitz cannot represent a majority of the directors.

On the CML Closing Date, David M. Kaye, a then director of the Company, submitted his resignation as a director of the Company, to be effective immediately following the effectiveness of Jeff Teng’s and Roy Teng’s appointment to the Board of Directors.  As a result, following the effectiveness of the foregoing, the Board of Directors shall consist of Bernard Kravitz, Jeff Teng and Roy Teng.

As a result of the closing of the transactions contemplated by the CML Stock Purchase Agreement, a change in control occurred whereby (i) CML acquired 13,000,000 shares of common stock representing approximately 62.1% of the outstanding shares of common stock of the Company, and (ii) designees of CML shall represent a majority of the members of the Board which appointments shall be effective immediately following expiration of the 10 day statutory notice period required in accordance with the rules promulgated under Section 14f of the Exchange Act following filing/mailing to Company shareholders of an appropriately prepared information statement on Schedule 14f-1.

Such appointments and resignation described herein became effective on November 16, 2009 following completion of the foregoing conditions.

Employees

The number of persons employed by the Company at December 31, 2009 was 11.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

Available Information

The Company is subject to the information and reporting requirements of the Exchange Act and, in accordance therewith, files periodic reports, documents and other information with the SEC relating to its business, financial condition and related matters. These reports and other information may be inspected and are available for copying at the offices of the SEC, 100 F Street, N.E., Washington, D.C. 20549 and are additionally available on the SEC’s internet website at www.sec.gov.

Item 1A.   Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

THE ONGOING ECONOMIC SLOWDOWN MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The ongoing global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence.  While the ultimate outcome of these events cannot be predicted, they could materially adversely affect our business and financial condition. For example, the consequences of the economic crisis could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.  Any of these events may materially adversely affect our business.

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

NO ASSURANCE THAT WE WILL RETURN TO PROFITABILITY. For the years ended December 31, 2008 and 2007, we had sales of $1,256,500 and $1,109,100, respectively, and achieved net income of $199,900 in 2008 and $119,500 in 2007.  However, for the year ended December 31, 2009, we had sales of only $628,000 and suffered a net loss of $243,900.  While we believe such results may be primarily due to the ongoing global economic slowdown, there can be no assurance that we will not return to an extended period of non-profitability similar to the five consecutive years prior to 2007 in which sales averaged approximately $800,000 per year and we suffered net losses in four of those five years.

LOSS OF KEY CUSTOMERS.  Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues.  In 2009, approximately 39.8% of our revenues were from three customers.  The loss of any of these customers could have a material adverse effect on the Company.

TECHNOLOGICAL CHANGES.  Rapidly changing customer requirements, evolving technologies and industry standards characterize the semiconductor industry.  To achieve our goals, we need to continually enhance our existing products and develop and market new products that keep pace with ongoing changes in industry standards, requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer.

COMPETITION.  The Company competes with numerous other companies which design, manufacture and sell similar products.  Some of these competitors have broader industry recognition, have financial resources substantially greater than the Company and have far more extensive facilities, larger sales forces and more established customer and supplier relationships than those which are available to the Company.  Competition in the industry is principally based upon product performance and price.  The Company’s competitive position is based upon its evaluation of its products’ superior performance and its general pricing structure which Management believes is favorable in its industry although the Company may suffer from price competition from larger competitors whose facilities and volume base enable them to produce a competitive product at a lower price.

POSSIBLE PAYMENTS DUE TO THE COMPANY’S CHIEF EXECUTIVE OFFICER MAY DETRIMENTALLY IMPACT THE COMPANY.  Pursuant to an agreement entered into on May 1, 2009 between the Company and Bernard Kravitz, Kravitz agreed to sell, transfer and assign to the Company his remaining interest in the salary continuation agreement previously entered into with Kravitz which had a remaining principal balance of $301,000 owing to Kravitz and which was to have become due and payable on May 18, 2009 in exchange for which the Company agreed to pay Mr. Kravitz $75,000 in cash and issue Mr. Kravitz a convertible promissory note dated as May 1, 2009 (the “Original Note”) in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.  On October 30, 2009, the Company and Kravitz entered into a First Amendment to Convertible Promissory Note (the “Note Amendment”) pursuant to which the Company and Kravitz agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date of the CML Stock Purchase Agreement.  In addition, pursuant to the Note Amendment, the Company and Kravitz agreed that the conversion price shall be $0.09 per share until the first anniversary of the Closing Date.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.  As a result, and unless such conversion privileges are exercised by Kravitz, the unpaid balance of $225,000 shall be due and payable on May 1, 2012.

In addition, on October 30, 2009, Kravitz, CML and the Company entered into a Put Option Agreement (the “Put Agreement”) pursuant to which Kravitz has been granted a put option (the “Put Option”) to be exercised at the sole option of Kravitz at the end of the initial  two year term of his Employment Agreement (or an earlier termination pursuant to the certain other terms of the Employment Agreement), to sell to CML a maximum of 1,000,000 previously issued shares of the common stock of the Company (the “Put Shares”) at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80, provided that in the event CML does not comply with the terms and conditions of the Put Agreement, the Company shall be required to purchase the Put Shares at the same price applicable to the Put Option.  As a result, in the event Kravitz exercises his put option and CML does not comply with its obligations thereunder, the Company will be required to purchase such shares at  a price which will be no less than $300,000 and no greater than $800,000.

In the event the Company is required to meet either or both of the foregoing payment obligations, the Company may not have the necessary cash to make such payments, or if it does, such payments may draw significantly on the Company’s cash position.  Any of such events will likely have a materially detrimental effect on the Company.

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

CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE EFFECTS.  The capital and credits markets have been experiencing volatility and disruption. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material. These effects may include, but are not limited to, difficulties in raising additional capital or debt and a smaller pool of investors and funding sources.  There is thus no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE.  Our stock price experiences significant volatility.  The market price of the Common Stock, which currently is quoted on the OTCBB, has, in the past, fluctuated substantially over time and may in the future be highly volatile.  In addition, the Company believes that relatively few market makers make a market in the Company’s Common Stock.  The actions of any of these market makers could substantially impact the volatility of the Company’s Common Stock.

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

Item 2.   Properties.

The Company’s executive offices are located at 65 Rushmore Street, Westbury, New York, which until July 2005 was owned by the Company.  Contemporaneously with the sale of the property on July 27, 2005, the Company entered into a lease agreement (the “Lease”) with the purchaser pursuant to which the Company agreed to lease the property for the term of seven years at a base monthly rental of $6,940.50.  Commencing August 1, 2009, the base rent shall be increased annually in accordance with the changes in the Consumer Price Index.  The Company shall also pay all costs, fees, expenses and obligations of every kind and nature (including real estate taxes) relating to the property during the term of the Lease.  The Company has the right to terminate the Lease prior to the expiration date upon 120 days notice to the landlord.

The Company fully utilizes the property which presently houses all of the Company’s manufacturing facilities, as well as all of its research, sales and management activities.

The Company believes that its present facilities are adequate for current operations.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Reserved.

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

Period	High	Low

Year ended December 31, 2008:

Jan. 1, 2008 to March 31, 2008	$0.06	$0.04
April l, 2008 to June 30, 2008	$0.04	$0.02
July 1, 2008 to Sept. 30, 2008	$0.12	$0.02
Oct. 1, 2008 to Dec. 31, 2008	$0.05	$0.03

Year ended December 31, 2009:

Jan. 1, 2009 to March 31, 2009	$0.06	$0.04
April l, 2009 to June 30, 2009	$0.06	$0.04
July 1, 2009 to Sept. 30, 2009	$0.05	$0.04
Oct. 1, 2009 to Dec. 31, 2009	$0.25	$0.04

Holders

As of March 1, 2010, there are approximately 330 record holders of the Company’s Common Stock.

Dividends

During 2008 and 2009, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

During the years ended December 31, 2008 and 2009, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On May 16, 2008, we granted 472,500 shares of common stock to 10 employees and 100,000 shares of common stock to David M. Kaye, a then director of the Company, for services rendered to the Company.  In addition, on October 2, 2008, we granted 100,000 shares of common stock to one employee for services rendered to the Company.  All of the foregoing shares of common stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act, for “transactions by the issuer not involving any public offering”.

As described in Part I, Item 1, “Change in Control”, on October 30, 2009, the Company completed the transactions contemplated in the CML Stock Purchase Agreement, pursuant to which, among other things, CML purchased on October 30, 2009 an aggregate of 13,000,000 shares of common stock of the Company at a purchase price of $0.04 per share, consisting of 11,000,000 authorized but previously unissued shares of common stock of the Company for an aggregate purchase price of $440,000 which was paid to the Company on such date, and 2,000,000 previously issued shares of common stock owned by Bernard Kravitz for an aggregate purchase price of $80,000 which was paid to Bernard Kravitz on such date.  All such shares of common stock sold by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

Early in the year of 2009, the Company began to anticipate the May 18th end to a five-year deferral of payment against a $301,000 debt owed to its CEO. The Deferred Compensation Agreement that encompassed the debt had been amended and delayed numerous times, and in 2004 was again deferred as part of an independent investment negotiation with an outside investor, also requiring the CEO to forgive an additional $200,000. However, as the May 18, 2009 date came closer, with corporate financial performance suffering badly in the wake of a national recession, an examination of the Company’s rapidly dwindling cash reserves made it clear that the Company could not possibly meet its May 18th debt-payment obligation. Rather than permit the Company to go into default, with the many unpleasant financial and legal consequences that might follow, it was determined by the Board of Directors that the mutually best solution would be for the Company to purchase from the CEO all remaining interests, rights and entitlements he had under the Agreement, and to render it null and void. This was done on May 1st, prior to the due date for payment of the debt, and was executed in exchange for a two-part payment of $75,000 in cash, plus issuance of a $225,000 Convertible Note, yielding 5% interest payable quarterly. Conversion privileges extended over three-years at different conversion prices, ranging from $.09 to $.19 per common share. See Note 6 - “Contingencies and Commitments” to the financial statements for the year ended December 31, 2009, for information on the subsequent amendment to the Convertible Note.

During the Fourth Quarter of 2009, a British Virgin Islands company, Central Mega Limited (CML) acquired 11-million shares of Dionics, Inc. common stock from the Company, in exchange for $440,000 and further, in a private transaction, acquired an additional 2-million shares from the Company’s President, Bernard Kravitz, in exchange for $80,000. The combined 13-million shares gave CML a 62% ownership position, as well as two seats on the new 3-person Board of Directors. The injection of $440,000 of new Working Capital shored up the Company’s badly weakened financial condition which had resulted from the ongoing severe economic downturn. For further information, see Note 6 - “Commitments and Contingencies” to the financial statements for the year ended December 31, 2009.

With the exception of the above CML investment, the Company’s primary source of funds is cash flow from operations in the normal course of business.  On December 31, 2009 the Company had Working Capital of $576,100, a debt-to-equity ratio of .67 to 1 and Stockholders’ Equity of $372,200. This compares to Working Capital of $179,600, a debt-to-equity ratio of 1.86 to 1 and Stockholders’ Equity of $201,100 on December 31, 2008.  Total Assets were $622,700 and Total Liabilities were $250,500 at December 31, 2009 as compared to Total Assets of $575,500 and Total Liabilities of $373,400 at December 31, 2008.

Net Cash used in operating activities for the 12-months ended December 31, 2009 was $323,500 which was primarily a result of a Net Loss of $268,900 plus increases in prepaid expenses of $10,500 and a decrease in Inventory of $15,800, as well as a decrease in accounts payable of $22,400, accrued expenses of $25,500 and deferred compensation of $75,000 (resulting from the Agreement entered into on May 1, 2009 with the Company’s CEO in which he consented to sell back to the Company his interest in the earlier deferred compensation agreement) , offset by a decrease of accounts receivable of $63,300. This compares to Net Cash provided by operating activities for the 12-months ended December 31, 2009 of $177,500 which was mainly the result of Net Income of $199,900 plus an increase in accrued expenses of $13,100 and non-cash stock-based compensation of $16,400, offset by an increase in inventory of $35,200, as well as a decrease in accounts payable of $18,100. For the 12-months ended December 31, 2009 there was net cash provided by financing activities of $440,000 due to the CML investment compared to net cash used in financing activities of $29,000 for from the 12-months ended December 31, 2008 due to the repayment of emergency loans previously made by the CEO to the Company . For the 12-months ended December 31, 2009 and 2008 there were no cash flows provided by (used for) investing activities.

Results of Operations

As the year 2009 opened, it was evident that the country, the world and, of course, Dionics, Inc. were all caught in a serious economic downturn. New order bookings simply were not showing up and, as the backlog drained down, new shipping became more and more difficult. Reviews of the business outlook with prior customers found the almost unanimous reaction that they were also waiting for orders from their own customers before placing any with us. The entire business cycle seemed frozen at the top. By the Third Quarter, traditionally the slowest in our industry, shipments were so low that the Company had a negative gross profit margin. Fortunately, the Fourth Quarter saw a modest turnaround, but the year ended with a dismal year-over-year comparison of all business metrics.

Sales volume in 2009 fell almost exactly 50% from 2008, showing $628,000 in 2009 versus $1,256,500 in 2008. The drop, very simply, was the result of lower incoming orders, described above.

Cost of Sales was $550,300 in 2009, or 87.6% of sales volume versus $717,000 in 2008, or 57% of sales volume. Clearly, the lower sales volume in 2009 produced a less efficient use of manufacturing resources, including largely fixed costs in equipment, overhead and underutilized personnel capacity.

The Gross Profit in 2009 fell to $77,700, 12.4% of sales volume, versus a Gross Profit of $539,500 or 42.9% of sales in 2008.

Selling, General and Administrative Expenses remained almost unchanged during the two-year period, reflecting the essentially fixed nature of this category.  S,G&A for 2009 was $339,700, as compared to $343,100 in 2008.

Net Income (Loss) comparisons show a Loss of $268,900 in 2009 versus a Gain of $199,900 in 2008. The primary causes for the dramatically unfavorable comparison are the major reduction in shipping levels plus the lower manufacturing efficiency stemming from largely fixed costs.

At the time of this writing, late in March of 2010, there is solid evidence of renewed new order bookings, a moderate projected improvement for the First Quarter of 2010 and, if the favorable trends continue, a welcome bounce-back for the entire year of 2010.  Our primary technology thrust remains focused on the large market potential for our optically-isolated, photovoltaic (PV) MOSFET-Drivers.  As our new investor, CML, continues to become familiar with that market and our technology, they are beginning to ramp up their efforts to assist our sales programs in Asia, largely in China and Japan. We have also been using this still relatively slow period to further enhance product performance as well as also explore a variety of other growth opportunities. As the assistance from CML begins to materialize, management at Dionics will be alerted for signs of “rabbit-ears poking out of the proverbial hat.” We will be more than pleased to share the news.

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

Item 8.  Financial Statements and Supplementary Data.

DIONICS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

For the years ended December 31, 2009 and 2008

Page

Report of Independent Registered Public Accountant	F1

Balance Sheets as of December 31, 2009 and 2008	F2

Statements of Operations for the years ended
December 31, 2009 and December 31, 2008	F3

Statements of Shareholders’ Equity for the years ended
December 31, 2009 and December 31, 2008	F4

Statements of Cash Flows for the years ended
December 31, 2009 and December 31, 2008	F5

Notes to the Financial Statements	F6 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2009 and 2008, and the related income statements, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc., as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

_________________________________

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 27, 2010

DIONICS, INC. BALANCE SHEETS as of December 31,

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$416,500	$300,000
Accounts receivable - net of allowance
of $5,300 in 2009 and $5,300 in 2008	22,500	86,100
Inventory	143,500	159,300
Prepaid expenses	19,100	8,600
Total Current Assets	601,600	554,000

Property, plant and other equipment,
net of accumulated depreciation of $1,422,800 in 2009
and $1,422,400 in 2008	0	400

Other assets	21,100	21,100
TOTAL ASSETS	$622,700	$575,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$19,800	$42,200
Accrued expenses	5,700	31,200
Deferred compensation - current	0	301,000
Total Current Liabilities	25,500	374,400

Convertible Note Payable, Officer	225,000	0
TOTAL LIABILITIES	250,500	374,400

Stockholders' equity
Common Stock / $.01 par value,	210,900	100,900
50,000,000 shares authorized, shares issued and
outstanding - 21,093,222 in 2009 and 10,093,222 in 2008
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,296,800	1,966,800
Accumulated Deficit	(1,914,900)	(1,646,000)
	592,800	421,700
Less: Treasury Stock at cost (164,544 Shares in 2009 and 2008)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY	372,200	201,100
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$622,700	$575,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF OPERATIONS For the years ended December 31,

	2009	2008

Net sales	$628,000	$1,256,500

Cost of sales	550,300	717,000

Gross profit	77,700	539,500

Selling, general and administrative expenses	339,700	343,100

Earnings (loss) from operations	(262,000)	196,400

Other income	2,600	3,500
Interest expense	(5,600)	0

Net income (loss) before income taxes	(265,000)	199,900

Income taxes and benefits	(3,900)	0

Net income (loss)	$(268,900)	$199,900

Basic earnings (loss) per share	$(0.023)	$0.020

Weighted average number of shares outstanding	11,762,011	9,842,722

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 2009 and 2008

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2007	9,420,722	$94,200	$1,957,100	$(1,845,900)	164,544	$(220,600)	$(15,200)
(audited)

Shares issued to Employees and Director	672,500	6700	9700				16,400
Net income				199,900			199,900

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

Shares issued to Investor	11,000,000	110,000.0	330,000				440,000
Net (Loss)				(268,900)			(268,900)

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200
(audited)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF CASH FLOWS For the years ended December 31,

	Increase (Decrease) in Cash
	and Cash Equivalents

	2009	2008

Cash flows from operating activities:
Net income (Loss)	$(268,900)	$199,900

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	400	800
Forgiveness of debt	(1,000)	0
Stock based compensation	0	16,400

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	63,600	1,200
Prepaid expenses	(10,500)	(600)
Inventory	15,800	(35,200)
Increase (Decrease) in:
Accounts payable	(22,400)	(18,100)
Accrued expenses	(25,500)	13,100
Purchase of deferred compensation agreement	(75,000)	0

Net cash provided (used) by operating activities	(323,500)	177,500

Cash flow provided by (used in) financing activities:
Repayment of shareholder loan	0	(29,000)
Proceeds from sale of common stock	440,000	0
	440,000	(29,000)

Net increase in cash	116,500	148,500

Cash at beginning of year	300,000	151,500

Cash at end of year	$416,500	$300,000

Other Non-Cash Activities
Purchase of deferred compensation agreement
paid by the issuance of a convertible promissory
note payable to Officer	$225,000	$0

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Dionics, Inc. (the “Company”) was incorporated under the laws of the State of  Delaware on December 19, 1968.  The Company, which is based in Westbury, New York, designs, manufactures and markets semiconductor electronic products, as individual discrete components, as multi-component integrated circuits, as multi-component hybrid circuits and as silicon light-chips.

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $283,900 as of December 31, 2009.

Concentration of Risk

The Company maintains cash deposits in a bank with offices located in New York, that at times, exceed applicable insurance limits. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.  The Company has not experienced any losses in such accounts, and believes it is not subject to any significant credit risk on cash.

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

Inventories are comprised of the following:

	December 31,	December 31,
	2009	2008
Raw materials (net of reserves)	$ 2,800	$ 5,800
Work in process	80,500	92,800
Finished Goods	60,200	60,700
	$143,500	$159,300

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at December 31, 2009 and $5,300 at December 31, 2008.

Stockholders’ Equity

On May 16, 2008, the Company granted an aggregate of 472,500 shares of common stock to certain employees, 100,000 shares of common stock to a director of the Company for services rendered to the Company. On October 2, 2008, the Company granted 100,000 shares of common stock to an employee for services rendered. The fair value of stock issued to employees and directors  is determined  by the  market price on the date of grant.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Major Customers

For the 12 months ended December 31, 2009, approximately 40% of total sales were to their 3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending December 31, 2009 and December 31, 2008. See NOTE 5.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, - Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early adoption not permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of  operations and cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, - Measuring Liabilities at Fair Value (ASU 2009-05) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted this guidance effective October 1, 2009.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 - Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB’s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 - Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140, - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In May 2009, the FASB issued SFAS No. 165, - Subsequent Events (SFAS 165) (codified within ASC 855 - Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, - Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009.

In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC 820). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 . Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2008, the FASB issued EITF 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock, (codified within ASC 815 - Derivatives and Hedging - Contracts in Entity’s Own Equity), the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years  beginning after December 15, 2008. It was effective for the Company on January 1, 2009. The adoption of this consensus did not have a significant effect on the company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity‘s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under this standard; therefore, the adoption of this standard did not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.  There were no subsequent events that would require adjustment to or disclosure in the financial statements.

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	December 31,	December 31,
	2009	2008
Trade accounts receivable	$ 27,800	$ 91,400
Less: allowance for doubtful accounts	5,300	5,300
	$ 22,500	$ 86,100

There was no bad debt expense for the period ended December 31, 2009 and December 31, 2008.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	December 31,	December 31,
	2009	2008
Equipment	$1,189,500	$1,189,500
Furniture and Fixtures	$ 233,300	$ 233,300
	$1,422,800	$1,422,800
Less: accumulated depreciation	($1,422,800)	($1,422,400)
	$ 0	$ 400

Depreciation expense for the year ended December 31, 2009 and 2008 was $400 and $800 respectively.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 4 – DEFERRED COMPENSATION:

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

The purchase price for the deferred compensation agreement was $1,000 less than the deferred compensation previously due. This $1,000 difference is considered forgiveness of debt and is included in the Other Income section on the Income Statement.

See NOTE 6 for information on the amendment to the promissory note entered into on October 30, 2009.

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
	$803,650

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
	$773,017

As of December 31, 2009 and December 31, 2008, the components of deferred tax assets were as follows:

	December 31,	December 31,
	2009	2008
Accounts receivable allowance	$ 1,800	$ 1,800
Net operating loss-carry-forward	326,400	326,400
Total gross deferred tax assets
(at 34% statutory rate)	328,200	328,200
Less: Valuation allowance	(328,200)	(328,000)
Net deferred tax assets	$ 0	$ 0

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS: (continued)

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

On July 27, 2005, the Company entered into a lease agreement with 65 Rushmore Realty, LLC. The lease agreement is a triple net lease and is for a period of seven years with a base annual rent of $83,300 to be paid in monthly installments of $6,900.  This annual rent is subject to annual increases based on the Consumer Price Index for All Urban Consumers of the United States Department of Labor Bureau of Labor Statistics in effect for New York and Northern New Jersey starting August 1, 2009.  The Company has the right to terminate the lease prior to the expiration upon 120 days notice to the landlord.

In connection with the CML Stock Purchase, on October 30, 2009 (see Note 1-Stockholders’ Equity), the chief executive officer, CML and the Company entered into a Put Option Agreement (the “Put Agreement”) pursuant to which the chief executive officer has been granted a put option (the “Put Option”) to be exercised at the sole option of the chief executive officer at the end of the initial  two year term of the Employment Agreement described below (or an earlier termination pursuant to the certain other terms of the Employment Agreement), to sell to CML a maximum of 1,000,000 previously issued shares of the common stock of the Company (the “Put Shares”) at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80, provided that in the event CML does not comply with the terms and conditions of the Put Agreement, the Company shall be required to purchase the Put Shares at the same price applicable to the Put Option.

October 30, 2009, the Company and the chief executive officer entered into a First Amendment to Convertible Promissory Note (the “Note Amendment”) which amended a certain convertible promissory note (the “Original Note”) payable to the chief executive officer dated as of May 1, 2009 in the principal amount of $225,000 which is due and payable in three years with 5% annual interest payable quarterly.  (See Note 4).  Pursuant to the Note Amendment, the Company and the chief executive officer agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date of the CML Stock Purchase Agreement.  In addition, the Company and the chief executive officer agreed that the conversion price in which the principal amount may be converted into shares of common stock shall be $0.09 per share until the first anniversary of the Closing Date.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.

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

DIONICS, INC.

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE  7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

Accounting Standards Codification

 In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. This guidance modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP: authoritative and nonauthoritative.  This guidance was effective for the Company as of December 31, 2009.  The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing U.S. GAAP.

Subsequent Events

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.  There were no subsequent events that would require adjustment to or disclosure in the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

		Position and Offices	Director
Name	Age	with Company	Since
Bernard Kravitz	76	President, Secretary,	1969
		Treasurer and Director

Jeff Teng	54	Chairman of the Board and Director	2009

Roy Teng	30	Director	2009

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

BERNARD L. KRAVITZ has been President and a Director of the Company since 1969 and Secretary and Treasurer since 1992.

JEFF TENG has been a Director of the Company since November 2009 and Chairman of the Board since March 2010.  He has been since 1993 the President and Chairman of Mewa Land Development Group, a commercial and residential real estate development company located in Beijing, China.  From 1985 to 1988, he was the Marketing Director of JIL Hemp Cotton Factory, a raw material producer for the textile companies in China, located in Northern Region of China and was its President from 1988 to 1993.  Mr. Teng received a Bachelors Degree in Management in 1985 from the Open University located in China.

ROY TENG has been a Director of the Company since November 2009.  He has been since October 2008 a Managing Director of Investing Banking at Brean Murray, Carret & Co., an investment bank based in New York (“Brean Murray”).  Mr. Teng is the Managing Director of Brean Murray’s China office.  From December 2006 through October 2008, Mr. Teng was the Managing Director at China Finance Inc, a publicly traded Closed End Fund based in New York. From August 2004 through December 2006, he was the Vice President of First Capital, and VP of Corporate Development of China Digital Communication Group. Mr. Teng received his BS in Business Management from Arizona State University in 2002, Post  Bachelor's degree in accounting from Arizona State University in 2003 and MS in International  Finance from California International University in 2004.

There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors except that Roy Teng is the son of Jeff Teng.

To the knowledge of the Company, none of the directors or executive officers has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or executive officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we are not a listed security and, therefore, we have no audit committee and are not required to have an audit committee.

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

To the Company’s knowledge, with respect to the year ended December 31, 2009, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2009, was an officer, director and greater than ten percent beneficial owner, were complied with except that an initial report of ownership was filed late for each of Central Mega Limited, Jeff Teng and Roy Teng.

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

Item 11.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2009 and December 31, 2008, of those persons who were, at December 31, 2009 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Bernard Kravitz, President	2009 2008	$92,673 $88,162	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$23,372(1) $22,856(1)	$116,045 $111,018

(1)

Includes matching contributions paid by the Company for Mr. Kravitz during 2008 and 2009 of $3,527 and $3,707, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.   Also, includes health insurance premiums of $9,354 and $9,690 paid by the Company in 2008 and 2009, and insurance premiums of $9,975 paid by the Company in each of 2008 and 2009 for a long term care insurance policy for Mr. Kravitz obtained in the fourth quarter of 2008.  Does not include any other deferred compensation arrangements entered into with Mr. Kravitz as described below under “Deferred Compensation and Other Arrangements”.

Deferred Compensation and Other Arrangements

The Company had an agreement (the “deferred compensation agreement”) with Bernard Kravitz to pay to his widow or estate for a period of five (5) years following his death an amount per year equal to the annual salary being earned by Mr. Kravitz at the time of his death, provided that he was an employee of the Company at the time of his death.   See, however, Part III, Item 13 for information on the termination of the foregoing arrangements as of October 30, 2009.

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, with Bernard Kravitz which provided for payments to be made to Mr. Kravitz (the “salary continuation agreement”).  In May 2004, and as required under the investment made by Alan Gelband, Mr. Kravitz agreed to forgive $200,000 of amounts due to him under the salary continuation agreement and postpone any and all remaining payments due him under the salary continuation agreement for a period of five years starting May 18, 2004.  As of December 31, 2008, there is a remaining balance of $301,000 owing to Mr. Kravitz pursuant to the salary continuation agreement which was to become due and payable as of May 18, 2009 following the expiration of the five year postponement described above.

Pursuant to an agreement entered into on May 1, 2009 between the Company and Kravitz, Kravitz agreed to sell, transfer and assign to the Company his remaining interest in the salary continuation agreement previously entered into with Kravitz which had a remaining principal balance of $301,000 owing to Kravitz and which was to have become due and payable on May 18, 2009 in exchange for which the Company agreed to pay Mr. Kravitz $75,000 in cash and issue Mr. Kravitz a convertible promissory note dated as May 1, 2009 (the “Original Note”) in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.  See, however, Part III, Item 13   for information on an amendment to the Original Note entered into October 30, 2009

Compensation Pursuant to Other Plans

On July 1, 1985, the Company adopted a Savings and Investment Plan intended to qualify as a defined contribution plan under section 401(k) of the Internal Revenue Code.  Internal Revenue approval was granted in 1986.  The plan, as amended, provides that a member  (an eligible employee of the Company) may elect to save no less than 1% and no more than 15% of that portion of his compensation attributable to each pay period (subject to certain limitations).  The Company shall contribute (matching contributions) 100% of the first 3% of the member’s contribution and 50% of the next 2% of the member’s contribution.  In addition, the Company shall contribute such amount as it may determine for each plan year (regular contributions) pro rata allocated to each member subject to certain limitations.  Any employee with one year of service may become a member of the plan. Upon eligibility for retirement, disability (as defined in the plan), or death, a member is 100% vested in his account.  Upon termination of employment for any other reason, a member is 100% vested in that portion of his account which he contributed and vested in the balance of his account dependent upon years of service as follows:

Years	Percentage
Less than 2	0%
2	25%
3	50%
4	75%
5 or more	100%

See subsection “Summary Compensation Table” elsewhere herein for information on matching contributions paid by the Company for Mr. Kravitz during 2008 and 2009.

Employment Contracts

In connection with the CML Stock Purchase, on October 30, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with Bernard Kravitz pursuant to which Kravitz will continue to serve as Chief Executive Officer and President of the Company.  The term of the Employment Agreement shall be two years from October 30, 2009, provided that the term may be extended upon the written agreement of Kravitz and the Company.  Mr. Kravitz will receive an annual base salary of $93,600 subject to annual review for possible increase.  During the employment term, Kravitz shall be eligible to participate in any employee benefit plan and program that the Company maintains for its senior executives and he shall receive other benefits including health insurance, vacation, reimbursement of certain expenses, and provision for life insurance and continuation of long term care insurance.  The agreement also contains customary provisions for confidentiality, non-competition and indemnification. If the employment agreement is terminated due to death or disability, Kravitz or his estate will be paid his base salary and receive certain other benefits for eight weeks after death or disability.  If Kravitz’s employment is terminated for cause, salary shall cease at the date of termination.  If Kravitz terminates the agreement for Good Reason (as such term is defined in the Employment Agreement), the Company shall pay or provide to Kravitz his base salary and certain other benefits through the remainder of the employment term as if his employment had continued through the entire employment term.

We do not have any termination or change in control arrangements with any of our named executive officer.  See, however, Part III. Item 13 for information on the Put Option Agreement entered into by Kravitz, CML and the Company on October 30, 2009.

Compensation of Directors

During the year ended December 31, 2009, no cash compensation was paid to the Company’s non-employee directors for their services as such.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2009 for their services as such.  All compensation paid to Mr. Kravitz is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
David M. Kaye(1)	$0	$0	$0	$0	$0
Jeff Teng(2)	$0	$0	$0	$0	$0
Roy Teng(2)	$0	$0	$0	$0	$0

(1)

David M. Kaye resigned as a director effective as of November 16, 2009.  The table does not include fees paid in 2009 for legal services rendered by the law firm of which Mr. Kaye is a partner.

(2)

Each of Jeff Teng and Roy Teng became a director effective as of November 16, 2009.

Stock Plans

The Company does not currently have any effective stock incentive plans but expects such a plan will be adopted in the future.  The Company’s previously adopted 1997 Incentive Stock Option Plan expired in September 2007 and its 2002 Stock Compensation Plan expired in February 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 1, 20010, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding common stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

		Percent(1)
Name and Address	Shares Owned	of Class
Bernard Kravitz	1,054,551(2)	5.0%
65 Rushmore Street
Westbury, NY

Alan Gelband	2,200,000(3)	10.5%
30 Lincoln Plaza
New York, NY

Central Mega Limited	13,000,000	62.1%
PO Box 957
Offshore Tower Incorp Centre Road
Tortola, BVI

Jeff Teng	13,000,000(4)	62.1%
P.O. Box 957 Offshore Tower Incorporation Centre Road
Town Tortola, BVI

Roy Teng	0	0
570 Lexington Avenue
New York, NY 10022
All Directors & Officers
as a Group (3 persons)	14,054,551	67.2%

(1)

Based upon 20,928,678 issued and outstanding shares of common stock.

(2)

Includes 1,037,036 shares of record and 17,515 shares owned by Mrs. Phyllis Kravitz, Mr. Bernard L. Kravitz’ wife. Does not include 974,105 shares owned by Keith Kravitz, adult son of Bernard L.

Kravitz.  Bernard L. Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.

(3)

Includes 2,000,000 shares of record, 100,000 shares owned by Mr. Gelband’s wife and 100,000 shares held by Mr. Gelband as custodian for his children.

 (4)

All 13,000,000 shares are directly owned by Central Mega Limited (“CML”) . Jeff Teng is the President of CML and has voting and dispositive control over securities held by CML.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Part III, Item 11, “Deferred Compensation and Other Arrangements” for information on a salary continuation agreement previously entered into with Bernard Kravitz and an agreement entered into on May 1, 2009 between the Company and Kravitz pursuant to which Kravitz agreed to sell, transfer and assign to the Company his remaining interest in the salary continuation agreement in exchange for which the Company agreed to pay Mr. Kravitz $75,000 in cash and issue Mr. Kravitz a convertible promissory note dated as May 1, 2009 (the “Original Note”) in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.

On October 30, 2009, the Company and Kravitz entered into a First Amendment to Convertible Promissory Note (the “Note Amendment”) which amended the Original Note.  Pursuant to the Note Amendment, the Company and Kravitz agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date of the CML Stock Purchase Agreement.  In addition, the Original Note provided that the principal shall at the option of Kravitz be convertible into shares of the Company’s common stock at a conversion price of $0.09 per share if converted on or before April 30, 2010, $0.14 per share if converted between May 1, 2010 and April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.  Pursuant to the Note Amendment, the Company and Kravitz agreed that the conversion price shall be $0.09 per share until the first anniversary of the Closing Date.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.

In connection with the CML Stock Purchase, on October 30, 2009, Kravitz, CML and the Company entered into a Put Option Agreement (the “Put Agreement”) pursuant to which Kravitz has been granted a put option (the “Put Option”) to be exercised at the sole option of Kravitz at the end of the initial  two year term of the Employment Agreement described below (or an earlier termination pursuant to the certain other terms of the Employment Agreement), to sell to CML a maximum of 1,000,000 previously issued shares of the common stock of the Company (the “Put Shares”) at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80, provided that in the event CML does not comply with the terms and conditions of the Put Agreement, the Company shall be required to purchase the Put Shares at the same price applicable to the Put Option.

On October 30, 2009, the Company and Kravitz also executed a Termination Agreement (the “Termination Agreement”) which terminated a certain deferred compensation agreement between the Company and Kravitz (see Part III, Item 11, “Deferred Compensation and Other Arrangements”).  As a result of the Termination Agreement, the underlying deferred compensation agreement is deemed void and of no further effect.

See Part III, Item 11, “Employment Contracts” for information on an employment agreement entered into as of October 30, 2009 with Mr. Kravitz pursuant to which Kravitz will continue to serve as Chief Executive Officer and President of the Company.

During 2009, the Company paid $73,259 for legal services rendered and disbursements to the law firm of which David M. Kaye is a partner.   Mr. Kaye was a director of the Company from December 2000 to November 2009.

Other than the foregoing, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) in which any director, executive officer, person nominated or chosen to become a director, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of three members.  They are Bernard L. Kravitz, Jeff Teng and Roy Teng.  Mr. Kravitz is the Company’s President, Secretary and Treasurer.  We have determined that each of Jeff Teng and Roy Teng is an independent director.  We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Fee Category	Fees	Fees
Audit Fees	$22,500	$14,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$22,500	$14,500

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)

Financial Statements

Financial Statements are listed in the Table of Contents to the Financial Statements on page 14 of this report.

(2)

Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)

Exhibits

3.1	Company’s certificate of incorporation, as amended(1)
3.2	Company’s by-laws(1)
4.1	Specimen of common stock certificate(1)
10.1	Lease Agreement dated as of July 27, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
10.2	Agreement dated as of May 1, 2009 between Dionics, Inc. and Bernard L. Kravitz(1)
10.3	Convertible Promissory Note between Dionics, Inc. and Bernard L. Kravitz dated May 1, 2009(1)
10.4	Stock Purchase Agreement dated as of October 8, 2009 by and among Dionics, Inc., Central Mega Limited and Bernard Kravitz(1)
10.5	Put Option Agreement dated as of October 30, 2009 by and among Bernard Kravitz, Central Mega Limited and Dionics, Inc. (1)
10.6	Termination Agreement dated October 30, 2009 between Dionics, Inc. and Bernard Kravitz(1)
10.7	First Amendment to Convertible Promissory Note dated October 30, 2009(1)
10.8	Employment Agreement dated as of October 30, 2009 by and between Dionics, Inc. and Bernard Kravitz(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

                  March 30, 2010

Dated:   _________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Bernard Kravitz	President, Secretary,	March 30, 2010
Bernard Kravitz	Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)

/s/ Jeff Teng	Chairman of the Board and Director	March 30, 2010
Jeff Teng

/s/ Roy Teng	Director	March 30, 2010
Roy Teng