Form 10-Q
period 2010-03-31
DIONICS INC
filed 2010-05-13
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 1, 2010 was 20,928,678.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended March 31, 2010

Page

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	4

Statements of Operations for the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	5

Statements of Shareholders’ Equity for the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 (audited)	6

Statements of Cash Flows for the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	7

Notes to the Financial Statements	8-15

DIONICS, INC.

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$388,700	$416,500
Accounts receivable - net of allowance
of $5,300 in 2010 and $5,300 in 2009	44,000	22,500
Inventory	137,600	143,500
Prepaid expenses	17,500	19,100
Total Current Assets	587,800	601,600

Property, plant and other equipment,
net of accumulated depreciation of $1,422,800 in 2010 and 2009	0	0

Other assets	21,100	21,100
TOTAL ASSETS	$608,900	$622,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$27,900	$19,800
Accrued expenses	13,600	5,700
Total Current Liabilities	41,500	25,500

Convertible Note Payable, Officer	225,000	225,000

TOTAL LIABILITIES	266,500	250,500

Stockholders' equity
Common Stock / $.01 par value,	210,900	210,900
50,000,000 shares authorized, shares issued and
outstanding - 21,093,222 in 2010 and in 2009
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,296,800	2,296,800
Accumulated Deficit	(1,944,700)	(1,914,900)
	563,000	592,800

Less: Treasury Stock at cost (164,544 Shares in 2010 and 2009)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY	342,400	372,200
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$608,900	$622,700

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the three month period ended March 31,

(Unaudited)

	2010	2009

Net sales	$211,000	$169,600

Cost of sales	156,700	148,500

Gross profit	54,300	21,100

Selling, general and administrative expenses	85,000	85,800

Earnings (loss) from operations	(30,700)	(64,700)

Other income	900	0

Net income (loss) before income taxes	(29,800)	(64,700)

Income taxes and benefits	0	0

Net (loss)	$(29,800)	$(64,700)

Basic (loss) per share	$(0.001)	$(0.007)

Weighted average number of shares outstanding	21,093,222	9,842,722

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the three month period ended March 31, 2010

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

Shares issued to Investor	11,000,000	110,000	330,000				440,000
Net (Loss)				(268,900)			(268,900)

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200
(audited)

Net (Loss)				(29,800)			(29,800)

Balance as of March 31, 2010	21,093,222	$210,900	$2,296,800	$(1,944,700)	164,544	$(220,600)	$342,400

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the three month period ended March 31,

(unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	2010	2009

Cash flows from operating activities:
Net income (Loss)	$(29,800)	$(64,700)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	0	100

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(21,500)	6,800
Prepaid expenses	1,600	2,500
Inventory	5,900	0
Increase (Decrease) in:
Accounts payable	8,100	(24,800)
Accrued expenses	7,900	(9,100)

Net cash (used) by operating activities	(27,800)	(89,200)

Net (decrease) in cash	(27,800)	(89,200)

Cash at beginning of period	416,500	300,000

Cash at end of period	$388,700	$210,800

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

Notes to the Financial Statements

March 31, 2010

(Unaudited)

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $286,000 as of March 31, 2010 and $283,900 as of December 31, 2009.

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

Inventories are comprised of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$ 2,700	$ 2,800
Work in process	77,200	80,500
Finished Goods	57,700	60,200
	$137,600	$143,500

DIONICS, INC.

Notes to the Financial Statements

March 31, 2010

(Unaudited)

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at March 31, 2010 and December 31, 2009.

Stockholders’ Equity

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

Major Customers

For the three months ended March 31, 2010, approximately 59% of total sales were to the Company’s  3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending March 31, 2010 and December 31, 2009. See NOTE 5.

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

March 31, 2010

(Unaudited)

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

In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC 820). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant effect on the Company's  financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 . Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant effect on the Company's financial statements.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2008, the FASB issued EITF 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock, (codified within ASC 815 - Derivatives and Hedging - Contracts in Entity’s Own Equity), the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years  beginning after December 15, 2008. It was effective for the Company on January 1, 2009. The adoption of this consensus did not have a significant effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity‘s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under this standard; therefore, the adoption of this standard did not have a significant effect on the Company's statement of financial position, results of operations or cash flows.

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	March 31,	December 31,
	2010	2009
Trade accounts receivable	$ 49,300	$ 27,800
Less: allowance for doubtful accounts	5,300	5,300
	$ 44,000	$ 22,500

There was no bad debt expense for the period ended March 31,2010 and December 31, 2009.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Equipment	$ 1,189,500	$ 1,189,500
Furniture and Fixtures	$ 233,300	$ 233,300
	$ 1,422,800	$ 1,422,800
Less: accumulated depreciation	$ (1,422,800)	$ (1,422,800)
	$ 0	$ 0

Depreciation expense for the period ended March 31, 2010 was zero and for the year ended December 31, 2009 was $400 respectively.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2010

(Unaudited)

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

See NOTE 6 for information on the amendment to the promissory note entered into on October 30, 2009.

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
2009	268,866	2024
	$ 1,072,516

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
	$ 1,038,708

As of March 31, 2010 and December 31, 2009, the components of deferred tax assets were as follows:

	March 31,	December 31,
	2010	2009
Accounts receivable allowance	$ 1,800	$ 1,800
Net operating loss-carry-forward	326,400	326,400
Total gross deferred tax assets
(at 34% statutory rate)	328,200	328,200
Less: Valuation allowance	(328,200)	(328,000)
Net deferred tax assets	$ 0	$ 0

DIONICS, INC.

Notes to the Financial Statements

March 31, 2010

(Unaudited)

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

March 31, 2010

(Unaudited)

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business, although in the fourth quarter of 2009, we obtained an investment of $440,000 from Central Mega Limited (“CML”) in exchange for 11,000,000 shares of common stock of the Company.  On March 31, 2010, we had Working Capital of $546,300 and a debt-to-equity ratio of 0.78:1 and Stockholder’s Equity of $342,400. This compares to Working Capital of $576,100, a debt-to-equity ratio of .67 to 1 and Stockholders’ Equity of $372,200 on December 31, 2009. Total Assets were $608,900 and Total Liabilities were $266,500 as of March 31, 2010 as compared to Total Assets of $622,700 and Total Liabilities of $250,500 at December 31, 2009.

Net cash used for operating activities for the three months ended March 31, 2010 was $27,800 which was primarily a result of a net loss of $29,800 plus increases in accounts receivable of $21,500, offset by decreases in inventory of $5,900 and prepaid expenses of $1,600 and increases in accounts payable of $8,100 and accrued expenses of $7,900.  Net cash used for operating activities for the three months ended March 31, 2009 was $89,200 which was primarily the result of a net loss of $64,700, plus a decrease in accounts payable of $24,800 and accrued expenses of $9,100 offset by an increase in accounts receivable of $6,800 and prepaid expenses of $2,500.  For the three months ended March 31, 2010 and 2009, there was no cash flow provided by (used for) investing activities as well as financing activities.

Results of Operations

Sales volume in the First Quarter of 2010 rose 24.4 per cent, reaching $211,000 as compared to $169,600 in the same period last year. This increase seemed to mark what is hoped to be the beginning of a general economic upturn. Cost of Sales rose only slightly, going up to $156,700, or 74.3 per cent of  sales volume in the current period as compared to $148,500, or 87.6 per cent of sales volume in the year-earlier period. This demonstrates the largely fixed nature of our manufacturing costs, resulting in a Gross Profit of $54,300 in the First Quarter of 2010 as compared to a Gross Profit of $21,100 in the First Quarter of 2009.

Selling, General and Administrative expenses in the current period remained at a level almost  identical to that of the previous year’s same period, $85,000 versus $85,800, again demonstrating the relatively fixed nature of these expenses.

Net Income (Loss) for the three months ended March 31, 2010 was reduced to a loss of $29,800 as compared to a loss of $64,700. The improvement came as a direct result of higher sales volume against essentially fixed costs in manufacturing as well as selling, general and administrative expenses.

Management is encouraged by the improvement in the First Quarter of 2010 and, based on the outlook for the Second Quarter, believes that at least a modest economic turnaround is taking place.

We are further encouraged by the outlook for material assistance in sales opportunities in the Far East stemming from our new investor, CML. Our primary product, photo-voltaic (PV) MOSFET-Drivers are becoming increasingly popular there, as well as domestically. We also look forward to other growth opportunities that may be provided through the assistance of our new investor and, needless to say, their injection of working capital late in 2009 provides us with increased means of pursuing growth in a variety of directions.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements which have been prepared in conformity with U.S. generally accepted accounting principles.  Our significant accounting policies are described in Note 1 to the financial statements included elsewhere herein.  The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations.  These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the financial statements.

Accounts Receivable - Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them.  Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations.

Inventories - Inventories are stated at the lower of cost (which represents cost of materials and manufacturing costs on a first-in, first-out basis) or market.  Finished goods and work-in-process inventories include material and labor.

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

Revenue - The Company recognizes revenue upon completion and shipment of goods because its billing terms include the provision that the goods are shipped FOB point of shipment which is standard practice in the Company’s industry.

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

Recently Issued Accounting Pronouncements Affecting the Company

Accounting Standards Codification -  In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. This guidance modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP: authoritative and nonauthoritative.  This guidance was effective for the Company as of December 31, 2009.  The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing U.S. GAAP.

Subsequent Events - In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.  There were no subsequent events that would require adjustment to or disclosure in the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

DIONICS, INC.

(Registrant)

Dated: May 12, 2010	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: May 12, 2010	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer