Form 10-Q
period 2010-06-30
DIONICS INC
filed 2010-08-13
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on August 1, 2010 was 20,928,678.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended June 30, 2010

Page

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	4

Statements of Operations for the six months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	5

Statements of Operations for the three months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	6

Statements of Shareholders’ Equity for the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 (audited)	7

Statements of Cash Flows for the six months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	8

Notes to the Financial Statements	9-17

DIONICS, INC.

BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$289,600	$416,500
Accounts receivable - net of allowance
of $5,300 in 2010 and $5,300 in 2009	95,400	22,500
Inventory	147,200	143,500
Prepaid expenses	16,900	19,100
Total Current Assets	549,100	601,600

Property, plant and other equipment,
Net of accumulated depreciation of $1,422,900 in 2010 and $1,422,800 in 2009	14,000	0

Other assets	21,100	21,100
TOTAL ASSETS	$584,200	$622,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$25,100	$19,800
Accrued expenses	16,800	5,700
Total Current Liabilities	41,900	25,500

Convertible Note Payable, Officer	225,000	225,000
TOTAL LIABILITIES	266,900	250,500

Stockholders' equity
Common Stock / $.01 par value,	210,900	210,900
50,000,000 shares authorized, shares issued and
outstanding - 21,093,222 in 2010 and in 2009
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,296,800	2,296,800
Accumulated Deficit	(1,969,800)	(1,914,900)

	537,900	592,800
Less: Treasury Stock at cost (164,544 Shares in 2010 and 2009)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY	317,300	372,200
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$584,200	$622,700

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the six month period ended June 30,

(Unaudited)

	2010	2009

Net sales	$423,400	$370,600

Cost of sales	318,800	284,500

Gross profit	104,600	86,100

Selling, general and administrative expenses	160,900	152,800

Earnings (loss) from operations	(56,300)	(66,700)

Other income	1,400	2,100

Net income (loss) before income taxes	(54,900)	(64,600)

Income taxes and benefits	0	0

Net income (loss)	$(54,900)	$(64,600)

Basic earnings per share	$(0.003)	$(0.007)

Weighted average number of shares outstanding	21,093,222	9,842,722

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the three month period ended June 30,

(Unaudited)

	2010	2009

Net sales	$212,400	$201,000

Cost of sales	162,100	136,000

Gross profit	50,300	65,000

Selling, general and administrative expenses	75,900	67,000

Earnings (loss) from operations	(25,600)	(2,000)

Other income	500	2,100

Net income (loss) before income taxes	(25,100)	100

Income taxes and benefits	0	0

Net income (loss)	$(25,100)	$100

Basic earnings per share	$(0.001)	$0.000

Weighted average number of shares outstanding	21,093,222	9,842,722

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the six month period ended June 30, 2010

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

Shares issued to Investor	11,000,000	110,000	330,000				440,000
Net (Loss)				(268,900)			(268,900)

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200
(audited)

Net (Loss)				(54,900)			(54,900)

Balance as of June 30, 2010	21,093,222	$210,900	$2,296,800	$(1,969,800)	164,544	$(220,600)	$317,300

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the six month period ended June 30,

(unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	2010	2009
Cash flows from operating activities:
Net income (Loss)	$(54,900)	$(64,600)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100	200
Forgiveness of debt		(1,000)

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(72,900)	3,800
Prepaid expenses	2,200	2,200
Inventory	(3,700)	8,000
Increase (Decrease) in:
Accounts payable	5,300	(33,500)
Accrued expenses	11,100	(9,800)
Purchase of deferred compensation agreement	0	(75,000)

Net cash (used for) operating activities	(112,800)	(169,700)

Cash flow provided by (used for) investing activities
Building improvements	(14,100)	0

Net cash used for investing activities	(14,100)	0

Net increase (decrease) in cash	(126,900)	(169,700)

Cash at beginning of period	416,500	300,000

Cash at end of period	$289,600	$130,300

Other Non-Cash Activities
Purchase of deferred compensation agreement
paid by the issuance of a convertible promissory	$0	$225,000
note payable to Officer

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $192,900 as of June 30, 2010 and $283,900 as of December 31, 2009.

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

Inventories are comprised of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$ 12,300	$ 2,800
Work in process	77,200	80,500
Finished Goods	57,700	60,200
	$147,200	$143,500

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at June 30, 2010 and December 31, 2009.

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

Major Customers

For the six months ended June 30, 2010, approximately 58% of total sales were to the Company’s  3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending June 30, 2010 and December 31, 2009. See NOTE 5.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, - Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is in compliance with the additional disclosure required by this guidance.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early adoption not permitted. The Company is in compliance with the additional disclosure required by this guidance.

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

June 30, 2010

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

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 - Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140, - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is in compliance with the additional disclosure required by this guidance.

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

In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC 820). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant effect on the Company’s financial statements.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	June 30,	December 31,
	2010	2009
Trade accounts receivable	$100,700	$ 27,800
Less: allowance for doubtful accounts	5,300	5,300
	$ 95,400	$ 22,500

There was no bad debt expense for the period ended June 30, 2010 and December 31, 2009.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

(Unaudited)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	June 30,	December 31,
	2010	2009
Building Improvements	$ 14,100
Equipment	$1,189,500	$1,189,500
Furniture and Fixtures	$ 233,300	$ 233,300
	$1,436,900	$1,422,800
Less: accumulated depreciation	($1,422,900)	($1,422,800)
	$ 14,000	$ 0

Depreciation expense for the period ended June 30, 2010 was $100 and for the year ended December 31, 2009 was $400 respectively.

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

See NOTE 6 for information on the amendments to the promissory note entered into on October 30, 2009 and June 7, 2010.

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
2009	268,866	2024
	$1,072,516

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

(Unaudited)

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS: (continued)

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
	$1,038,708

As of June 30, 2010 and December 31, 2009, the components of deferred tax assets were as follows:

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

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENIES: (continued)

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

On October 30, 2009, the Company and the chief executive officer entered into a First Amendment to Convertible Promissory Note (the “First Note Amendment”) which amended a certain convertible promissory note (the “Original Note”) payable to the chief executive officer dated as of May 1, 2009 in the principal amount of $225,000 which is due and payable in three years with 5% annual interest payable quarterly.  (See Note 4).  Pursuant to the First Note Amendment, the Company and the chief executive officer agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date (October 30, 2009) of the CML Stock Purchase Agreement.  In addition, the Company and the chief executive officer agreed that the conversion price in which the principal amount may be converted into shares of common stock shall be $0.09 per share until October 30, 2010.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.

On June 7, 2010, the Company and the chief executive officer entered into a Second Amendment to Convertible Promissory Note which amended the conversion privileges contained in the Original Note, as amended by the First Note Amendment, to provide that the conversion price shall be $.09 per share until April 30, 2011. Thereafter, as in the Original Note and First Note Amendment, the conversion price shall be $.19 per share if converted between May 1, 2011 and April 30, 2012.

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

NOTE  7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

Accounting Standards Codification

 In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. This guidance modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP: authoritative and no authoritative.  This guidance was effective for the Company as of December 31, 2009.  The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing U.S. GAAP.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2010

(Unaudited)

NOTE  7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY: (continued)

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

NOTE  8 – STOCK PLAN:

On June 10, 2010, the Board of Directors approved and adopted the Dionics, Inc. 2010 Consultant Stock Compensation Plan (the “2010 Plan”) and authorized the Company to issue up to 4,000,000 shares of Common Stock under the 2010 Plan.  The 2010 Plan is intended to promote the interests of the Company by offering those outside consultants or advisors of the Company who assist in the development and success of the business of the Company the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to the Company.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business, although in the fourth quarter of 2009, we obtained an investment of $440,000 from Central Mega Limited (“CML”) in exchange for 11,000,000 shares of common stock of the Company.  On June 30, 2010, we had Working Capital of $507,200 and a debt-to-equity ratio of 0.71:1 and Stockholders’ Equity of $317,300. This compares to Working Capital of $576,100, a debt-to-equity ratio of .67 to 1 and Stockholders’ Equity of $372,200 on December 31, 2009. Total Assets were $584,200 and Total Liabilities were $266,900 as of June 30, 2010 as compared to Total Assets of $622,700 and Total Liabilities of $250,500 at December 31, 2009.

Net Cash used for operating activities for the six-months ended June 30, 2010 was $112,800 which was primarily a result of a net loss of $54,900 plus increases in Accounts Receivable of $72,900, offset by an increase in Accounts Payable of $5,300 and Accrued Expenses of $11,100.  This compares to net cash used for operating activities in the six-months ended June 30, 2009 of $169,700 which was mainly the result of a net loss of $64,600 plus decreases in Accounts Payable of $33,500 plus purchase of the deferred compensation agreement of $75,000, offset by a decrease in Accounts Receivable of $3,800, in Pre-paid Expenses of $2,200 and Inventory of $3,700.  Net Cash used by investing activities for the six-months ended June 30, 2010 was $14,100 due to building improvements compared to no net cash provided by or used for investing activities for the six months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, there was no cash flow provided by or used for financing activities.

Results of Operations

Sales volume in the First Six-Months  of 2010 rose 14.2 per cent, reaching $423,400 as compared to $370,600 in the same period last year. This increase seemed to mark what was hoped to be the beginning of a general economic upturn. Cost of Sales rose only slightly, going up to $318,800, or 75.3 per cent of sales volume in the current period as compared to $284,500, or 76.8 per cent of sales volume in the year-earlier period. This demonstrates the largely fixed nature of our manufacturing costs, resulting in a Gross Profit of $104,600 in the First Six-Months of 2010 as compared to a Gross Profit of $86,100 in the First Six-Months of 2009.

Selling, General and Administrative expenses in the current period remained at a level very close  to that of the previous year’s same period, $160,900 versus $152,800, again demonstrating the relatively fixed nature of these expenses.

Net Income (Loss) for the Six-Months ended June 30, 2010 was reduced to a loss of $54,900 as compared to a loss of $64,600 in the year-earlier period. The improvement came  as a direct result of higher sales volume against essentially fixed costs in manufacturing as well as selling, general and administrative expenses.

Sales volume in the Second Quarter of 2010 rose 5.7 per cent as compared to the same period last year, reaching $212,400 versus a year-earlier total of $201,000. Cost of Sales in the current period reached $162,100 or 76.6 per cent of sales, as compared to $136,000 or 67.7 percent in the same period of 2009. The increase was due primarily to higher Professional Fees and increased engineering expenses.  Gross Profits were reduced slightly, due to the increased Costs, settling at $50,300, or 23.7 per cent of sales, as compared to $65,000 or 32.3 percent of sales in the same period last year.

Selling, General and Administrative Expenses increased slightly in the current period, reaching $75,900 as compared to $67,000 in the same period last year.

Net Income (Loss) increased to a Loss of $25,100 in the current period as compared to a Loss of $100 in the same period last year.

Management is encouraged by improvements in the First Half of 2010 but, based on the slowing trend in the Second Quarter, believes that at best a modest economic turnaround is taking place. We also anticipate the traditional Third Quarter slowdown in our industry, pushing a more vigorous upturn into the later part of the year.

We are, however, optimistic regarding the outlook for material assistance in sales opportunities in the Far East stemming from our new investor, CML. With their assistance, we have engaged a Consulting firm in China, have already established a Chinese language website there, and initiated the beginnings of a sales office there, as well. Our primary product, photo-voltaic (PV) MOSFET-Drivers are becoming increasingly popular in China, as well as domestically. In addition, we are also looking forward to other growth opportunities that may be provided through the assistance of our new investor and, needless to say, their injection of working capital late in 2009 provides us with increased means of pursuing growth in a variety of directions.  Our focus is now on the future.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  [Removed and Reserved.]

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

DIONICS, INC.

(Registrant)

Dated: August 13, 2010	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: August 13, 2010	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer