Form 10-Q
period 2010-09-30
DIONICS INC
filed 2010-11-12
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on November 1, 2010 was 20,928,678.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended September 30, 2010

Page

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	4

Statements of Operations for the nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	5

Statements of Operations for the three months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	6

Statements of Shareholders’ Equity for the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009 (audited)	7

Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	8

Notes to the Financial Statements	9-17

DIONICS, INC.

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$187,900	$416,500
Accounts receivable - net of allowance of $5,300 in 2010 and $5,300 in 2009	79,200	22,500
Inventory	164,000	143,500
Prepaid expenses	18,600	19,100
Total Current Assets	449,700	601,600

Property, plant and other equipment,
net of accumulated depreciation of $1,423,000 in 2010 and $1,422,800 in 2009	22,700	0

Other assets	21,100	21,100
TOTAL ASSETS	$493,500	$622,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$37,500	$19,800
Accrued expenses	15,400	5,700
Total Current Liabilities	52,900	25,500

Convertible Note Payable, Officer	225,000	225,000
TOTAL LIABILITIES	277,900	250,500

Stockholders' equity
Common Stock / $.01 par value,	219,900	210,900
50,000,000 shares authorized, shares issued and
outstanding - 21,993,222 and 21,093,222 in 2010 and in 2009, respectively
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,395,800	2,296,800
Accumulated Deficit	(2,179,500)	(1,914,900)
	436,200	592,800

Less: Treasury Stock at cost (164,544 Shares in 2010 and 2009)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY	215,600	372,200
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$493,500	$622,700

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the nine month period ended September 30,

(Unaudited)

	2010	2009

Net sales	$567,200	$457,300

Cost of sales	472,600	395,500

Gross profit	94,600	61,800

Selling, general and administrative expenses	360,900	228,000

Earnings (loss) from operations	(266,300)	(166,200)

Other income	1,700	2,100

Interest expense	0	(4,700)

Net income (loss) before income taxes	(264,600)	(168,800)

Income taxes and benefits	0	0

Net income (loss)	$(264,600)	$(168,800)

Basic earnings per share	$(0.012)	$(0.017)

Weighted average number of shares outstanding	21,244,870	9,842,722

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the three month period ended September 30,

(Unaudited)

	2010	2009

Net sales	$143,800	$86,700

Cost of sales	153,800	111,000

Gross profit	(10,000)	(24,300)

Selling, general and administrative expenses	200,000	77,100

Earnings (loss) from operations	(210,000)	(101,400)

Other income	300	0

Interest expense	0	(2,800)

Net income (loss) before income taxes	(209,700)	(104,200)

Income taxes and benefits	0	0

Net income (loss)	$(209,700)	$(104,200)

Basic earnings per share	$(0.010)	$(0.011)

Weighted average number of shares outstanding	21,244,870	9,842,722

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the nine month period ended September 30, 2010

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

Shares issued to Investor	11,000,000	110,000	330,000				440,000
Net (Loss)				(268,900)			(268,900)

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200
(audited)

Shares Issued to Consultant	900,000	9,000	99,000				108,000
Net (Loss)				(264,600)			(264,600)

Balance as of September 30, 2010	21,993,222	$219,900	$2,395,800	$(2,179,500)	164,544	$(220,600)	$215,600

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the nine month period ended September 30,

(unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents
	2010	2009
Cash flows from operating activities:
Net income (Loss)	$(264,600)	$(168,800)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	300	300
Forgiveness of debt		(1,000)

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(56,700)	46,200
Prepaid expenses	500	(7,600)
Inventory	(20,500)	(9,200)
Increase (Decrease) in:
Accounts payable	17,700	7,800
Accrued expenses	9,700	(18,800)
Purchase of deferred compensation agreement	0	(75,000)
Net cash (used for) operating activities	(313,600)	(226,100)

Cash flow provided by (used for) investing activities
Increase in Common Stock	9,000	0
Additional Paid in Capital	99,000	0
Machinery & Equipment	(8,900)	0
Building improvements	(14,100)	0
Net cash used for investing activities	85,000	0

Net increase (decrease) in cash	(228,600)	(226,100)
Cash at beginning of period	416,500	300,000

Cash at end of period	$187,900	$73,900

Other Non-Cash Activities
Purchase of deferred compensation agreement
paid by the issuance of a convertible promissory	$0	$225,000
note payable to Officer

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $101,100 as of September 30, 2010 and $283,900 as of December 31, 2009.

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

Inventories are comprised of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$ 13,100	$ 2,800
Work in process	85,300	80,500
Finished Goods	65,600	60,200
	$ 164,000	$ 143,500

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,300 at September 30, 2010 and December 31, 2009.

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

Major Customers

For the nine months ended September 30, 2010, approximately 45% of total sales were to the Company’s  3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending September 30, 2010 and December 31, 2009. See NOTE 5.

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

September 30, 2010

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

September 30, 2010

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	September 30,	December 31,
	2010	2009
Trade accounts receivable	$ 84,500	$ 27,800
Less: allowance for doubtful accounts	5,300	5,300
	$ 79,200	$ 22,500

There was no bad debt expense for the period ended September 30, 2010 and December 31, 2009.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

 (Unaudited)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	September 30	December 31,
	2010	2009
Building Improvements	$ 14,100
Equipment	1,198,300	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	1,445,700	1,422,800
Less: accumulated depreciation	(1,423,000)	(1,422,800)
	$ 22,700	$ 0

Depreciation expense for the period ended September 30, 2010 was $200 and for the year ended December 31, 2009 was $400 respectively.

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

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

 (Unaudited)

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS: (continued)

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
	$ 1,038,708

As of September 30, 2010 and December 31, 2009, the components of deferred tax assets were as follows:

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

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

 (Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES: (continued)

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

DIONICS, INC.

Notes to the Financial Statements

September 30, 2010

 (Unaudited)

NOTE  8 – STOCK PLAN:

On June 10, 2010, the Board of Directors approved and adopted the Dionics, Inc. 2010 Consultant Stock Compensation Plan (the “2010 Plan”) and authorized the Company to issue up to 4,000,000 shares of Common Stock under the 2010 Plan.  The 2010 Plan is intended to promote the interests of the Company by offering those outside consultants or advisors of the Company who assist in the development and success of the business of the Company the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to the Company.  The Company has filed a Registration Statement on Form S-8 with the Securities and Exchange Commission in order to register the shares of Common Stock of the Company issuable pursuant to the 2010 Plan.

On August 16, 2010, the Company issued 900,000 shares to an individual which shares were issued under the 2010 Plan and pursuant to a consulting agreement entered into in July 2010.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business, although in the fourth quarter of 2009, the Company obtained an investment of $440,000 from Central Mega Limited (“CML”) in exchange for 11,000,000 shares of common stock of the Company.  On September 30, 2010, the Company had Working Capital of $396,800 and a debt-to-equity ratio of 1.29 to 1 and Stockholder’s Equity of $215,600. This compares to Working Capital of $576,100, a debt-to-equity ratio of .67 to 1 and Stockholder’s Equity of $372,200 on December 31, 2009. Total Assets were $493,500 and Total Liabilities were $277,900 on September 30, 2010 as compared to Total Assets of $622,700 and Total Liabilities of $250,500 at December 31, 2009.

Net cash used for operating activities for the nine months ended September 30, 2010 was $313,600 which was primarily a result of a net loss of $264,600 plus increases in accounts receivable of $56,700 and inventory of $20,500, offset by increases in accounts payable of $17,700 and accrued expenses of $9,700.  Net Cash used for operating activities for the nine months ended September 30, 2009 was $226,100 which was primarily a result of a net loss of $168,800 plus increases in prepaid expenses of $7,600 and inventory of $9,200, as well as a decrease in accrued expenses of $18,800 and deferred compensation of $75,000 (resulting from the agreement entered into on May 1, 2009 with the Company’s Chief Executive Officer in which the CEO consented to sell back to the Company his interest in the earlier deferred compensation agreement), offset by a decrease in accounts receivable of $46,200 and an increase in accounts payable of $7,800.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $85,000 which was primarily the result of an increase in Common Stock of $9,000 and additional paid in capital of $99,000 due to non-cash compensation paid to a consultant during the third quarter of 2010, offset by purchases of machinery and equipment of $8,900 and building improvements of $14,100, compared to no net cash provided by or used for investing activities for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010 and 2009, there was no cash flow provided by or used for financing activities.

Results of Operations

Sales volume in the first nine months of 2010 rose 24.0 percent, reaching $567,200 as compared to $457,300 in the first nine months of 2009. Cost of Sales rose to $472,600 as compared to $395,500 in the same period last year, an increase of only 19.5 percent. Gross Profit rose to $94,600 as compared to $61,800 in the same period of 2009. The improvement in Gross Profit margin reflects the largely fixed costs in our manufacturing operations.

Selling, General and Administrative expenses rose to $360,900 as compared to $228,000 in the same period last year, an increase of $132,900 or 58 percent year-over-year. This increase is primarily due to non-cash consulting expenses of $108,000 in the current nine month period for which there was not a comparable expense in the prior year period as well as an increase in professional fees in the current nine month period. Such professional fees trace to accounting and legal activities associated with the transaction entered into with our new investor and the issuing of investment stock to them while the non-cash compensation resulted from the issuing of stock to a new China-based consultant.

Net Income (Loss) for the first nine months of 2010 showed a Loss of $264,600 as compared to a Loss of $168,800 in the same period last year. The increase was mostly caused by the large increase in the SG&A category described above.

Sales volume in the Third Quarter of 2010 rose to $143,800 as compared to $86,700 in the Third Quarter of 2009, an increase of 66 per cent. Cost of Sales in the current period reached $153,800 as compared to $111,000 in the same period last year, an increase of only 38.6 percent, again demonstrating the largely fixed costs in our manufacturing operations. Gross Profit (Loss) showed a reduced Loss of $10,000 as compared to a Loss of $24,300 in the same period last year.

Selling, General and Administrative expenses rose to $210,000 in the current period as compared to $101,400 in the Third Quarter of 2009. The large increase is predominantly due to the non-cash stock compensation payment made to our new Chinese consultant.

Net Income (Loss) showed a Loss in the current period of $209,700 as compared to a Loss of $104,200 in the same period last year, mostly due to the large non-cash SG&A expenses described above.

Management admittedly has mixed feelings about the results of the first nine months of 2010.  Comparative financials look good, but they still have not improved to the point of showing a profit, nor does the immediate future look much better.  We continue to use this economy-induced slow period to pursue significant cost-reductions in our PV MOSFET-Drivers and to create a sales base for expansion into the large potential Chinese market for these products. We are disappointed that our turnaround is a slow one, but we are confident in the eventual successful outcome of our programs. Other growth opportunities stemming from our new Chinese consultants include possible growth through the Merger and Acquisition route. Slow or not, we are confident we will succeed.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

DIONICS, INC.

(Registrant)

Dated: November 12, 2010	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: November 12, 2010	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer