Form 10-K
period 2010-12-31
DIONICS INC
filed 2011-03-31
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]      No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (5,574,127 shares) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $669,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 25, 2011 was 22,828,678.

Documents Incorporated by Reference:  None

DIONICS, INC.

TABLE OF CONTENTS

Forward-Looking Statements

3

PART I

3

Item 1.  Business.

3

Item 1A.   Risk Factors.

6

Item 1B.  Unresolved Staff Comments.

9

Item 2.   Properties.

9

Item 3.  Legal Proceedings.

9

Item 4.  [Removed and Reserved.]

9

PART II

10

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

Item 6.  Selected Financial Data.

10

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

13

Item 8.  Financial Statements and Supplementary Data.

14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

15

Item 9A.  Controls and Procedures.

15

Item 9B.  Other Information.

15

PART III

16

Item 10.   Directors, Executive Officers and Corporate Governance.

16

Item 11.  Executive Compensation.

17

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

20

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

20

Item 14.  Principal Accountant Fees and Services.

22

PART IV

23

Item 15.  Exhibits and Financial Statement Schedules.

23

SIGNATURES

24

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

Our “Silicon light-chips” combine certain aspects of other products, along with several unique features of their own. This product involves Light Emitting Diodes (LEDs) of different colors being embedded in carefully shaped depressions in a Silicon chip. The main advantages of the combination are to enhance the light-delivery of the LEDs, as well as to keep them cool. These Silicon light-chips may be used in lighting systems that produce white light or mono-colored light.

Raw Materials

Raw materials essential to our business are readily available from many sources within the United States.  Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread.  During the years ended December 31, 2009 and 2010, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Patent Protection

The Company has had nine United States patents issued to date.  Each patent is for a 17 year duration.  The earliest patent was granted in 1971 and the latest in 1990.  Therefore, the expiration dates range from 1988 through 2007.  As a result, all such patents have expired.  There can be no assurance that others may not independently develop the same, similar or alternative products or otherwise obtain access to our proprietary technologies.

Customers

Although our largest customers may fluctuate from year to year, our customers are generally concentrated in any given year due to the size of our operations.  As a result, we are subject to a significant concentration of risk wherein the loss of a large customer could significantly reduce our revenues.  For the year ended December 31, 2010, approximately 45.0% of total sales were to three customers.

Backlog

Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2009 approximately $120,000 and at December 31, 2010 approximately $94,000.

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

As a result of the closing of the transactions contemplated by the CML Stock Purchase Agreement, a change in control occurred whereby (i) CML acquired 13,000,000 shares of common stock representing approximately 62.1% of the then outstanding shares of common stock of the Company, and (ii) designees of CML shall represent a majority of the members of the Board which appointments shall be effective immediately following expiration of the 10 day statutory notice period required in accordance with the rules promulgated under Section 14f of the Exchange Act following filing/mailing to Company shareholders of an appropriately prepared information statement on Schedule 14f-1.

Such appointments and resignation described herein became effective on November 16, 2009 following completion of the foregoing conditions.

Employees

The number of persons employed by the Company at December 31, 2010 was 12.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and file annual, quarterly and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected at the public reference room of the SEC at 100 F Street, N.E., Washington D.C. 20549. Copies of such material can be obtained from the facility at prescribed rates. Please call the SEC toll free at 1-800-SEC-0330 for information about its public reference room. Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s Internet website at http://www.sec.gov.

Item 1A.   Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

THE CONTINUING GLOBAL ECONOMIC DOWNTURN AND UNCERTAINTIES MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The global economy remains in a prolonged economic downturn which has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence.  As a result of these conditions and uncertainties, our suppliers and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers.  While we cannot predict the duration or severity of the global economic downturn, it could materially affect our business and financial condition.

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

NO ASSURANCE THAT WE WILL RETURN TO PROFITABILITY. For the years ended December 31, 2008 and 2007, we had sales of $1,256,500 and $1,109,100, respectively, and achieved net income of $199,900 in 2008 and $119,500 in 2007.  However, for the year ended December 31, 2009, we had sales of only $628,000 and suffered a net loss of $268,900, and for the year ended December 31, 2010, we had sales of $705,100 and suffered a net loss of $409,200.  While we believe such results were impacted by the ongoing global economic slowdown, there can be no assurance that we will not return to an extended period of non-profitability similar to the five consecutive years prior to 2007 in which sales averaged approximately $800,000 per year and we suffered net losses in four of those five years.

CONCENTRATION OF SALES.  Although our largest customers may fluctuate from year to year, our customers are generally concentrated in any given year due to the size of our operations.   As a result, we are subject to a significant concentration of risk wherein the loss of a large customer could significantly reduce our revenues.  For the year ended December 31, 2010, approximately 45.0% of total sales were to three customers.

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

POSSIBLE PAYMENTS DUE TO THE COMPANY’S CHIEF EXECUTIVE OFFICER MAY DETRIMENTALLY IMPACT THE COMPANY.  Pursuant to an agreement entered into on May 1, 2009 between the Company and Bernard Kravitz, Kravitz agreed to sell, transfer and assign to the Company his remaining interest in the salary continuation agreement previously entered into with Kravitz which had a remaining principal balance of $301,000 owing to Kravitz and which was to have become due and payable on May 18, 2009 in exchange for which the Company agreed to pay Mr. Kravitz $75,000 in cash and issue Mr. Kravitz a convertible promissory note dated as May 1, 2009 (the “Original Note”) in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.  On October 30, 2009, the Company and Kravitz entered into a First Amendment to Convertible Promissory Note (the “First Note Amendment”) pursuant to which the Company and Kravitz agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date of the CML Stock Purchase Agreement.  In addition, pursuant to the First Note Amendment, the Company and Kravitz agreed that the conversion price shall be $0.09 per share until the first anniversary of the Closing Date.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.   On June 7, 2010, the Company and Kravitz entered into a Second Amendment to Convertible Promissory Note which amended the conversion privileges contained in the Original Note, as amended by the First Note Amendment, to provide that the conversion price shall be $.09 per share until April 30, 2011. Thereafter, as in the Original Note and First Note Amendment, the conversion price shall be $.19 per share if converted between May 1, 2011 and April 30, 2012.  As a result, and unless such conversion privileges are exercised by Kravitz, the unpaid balance of $225,000 shall be due and payable on May 1, 2012.

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

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the over-the-counter market under the symbol “DION”.  Since January 7, 2009, it has been listed on the OTC Bulletin Board.  Prior thereto, our common stock was quoted in the “pink sheets” promulgated by OTC Markets Group Inc. (formerly, Pink OTC Markets Inc.).  For the periods indicated, the following table sets forth the high and low sales prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
Year ended December 31, 2009:

Jan. 1, 2009 to March 31, 2009	$0.06	$0.04
April l, 2009 to June 30, 2009	$0.06	$0.04
July 1, 2009 to Sept. 30, 2009	$0.05	$0.04
Oct. 1, 2009 to Dec. 31, 2009	$0.25	$0.04

Year ended December 31, 2010:

Jan. 1, 2010 to March 31, 2010	$0.30	$0.14
April l, 2010 to June 30, 2010	$0.18	$0.12
July 1, 2010 to Sept. 30, 2010	$0.17	$0.12
Oct. 1, 2010 to Dec. 31, 2010	$0.15	$0.08

Holders

As of March 25, 2011, there are approximately 330 record holders of the Company’s Common Stock.

Dividends

During 2009 and 2010, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

During the years ended December 31, 2009 and 2010, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business. Whereas in the fourth quarter of 2009 we had received an investment of $440,000 from Central Mega Limited (CML) in exchange for 11,000,000 shares of the Company’s common stock, there was no similar investment occurring in the year 2010.  On December 31, 2010, we had Working Capital of $257,700, a debt-to-equity ratio of 3.61 to 1, and Stockholders’ Equity of $71,000. This compares to Working Capital of $576,100, a debt-to-equity ratio of 0.67 to 1 and Stockholders’ Equity of $372,200 at December 31, 2009. Total Assets were $327,500 and Total Liabilities were $256,500 at December 31, 2010 compared to Total Assets of $622,700 and Total Liabilities of $250,500 at December 31, 2009.

Net cash used in operating activities in the 12-months ended December 31, 2010 was $415,000, which was the result primarily of a net loss of $409,200 plus an increase in accounts receivable of $53,200 offset by a decrease in inventory of $32,500, plus the net result of several other smaller items.  This compares to net cash used in operating activities in the 12-month period ending December 31, 2009 of $323,500.  This amount was primarily a result of a net loss of $268,900 plus increases in prepaid expenses of $10,500 and a decrease in Inventory of $15,800, as well as a decrease in accounts payable of $22,400, accrued expenses of $25,500 and deferred compensation of $75,000, offset by a decrease of accounts receivable of $63,300.

Net cash provided by investing activities for the 12-months ended December 31, 2010 was $85,000 which was primarily the result of an increase in Common Stock of $9,000 and additional paid in capital of $99,000 due to non-cash compensation paid to a consultant during the third quarter of 2010, offset by purchases of machinery and equipment of $8,900 and building improvements of $14,100, compared to no net cash provided by or used for investing activities for the 12-months ended December 31, 2009.

For the 12-months ended December 31, 2010, there was net cash provided by or used for financing activities compared to net cash provided by financing activities of $440,000 for the 12-months ended December 31, 2009 due to the CML investment.

Results of Operations

The year 2010 saw the Company struggling to recover from the worldwide recession of 2009. Early in the year, short-lived opportunities presented themselves, and contributed to a First-Half improvement in financial results which, unfortunately, did not continue into the Second Half.  Expenses related to the Company’s cost-reduction program for MOSFET-Drivers, plus a significant non-cash fee to the Company’s Chinese marketing-consultants both added to our other more typical operating losses. By year end, while the MOSFET-Driver cost-reduction program had made considerable progress, the market for these products remained at a low ebb. Reviews with prior customers and suppliers in our market segment found them, with few exceptions, typically in the same doldrums, still unable to break out of the recessionary cycle.

Sales in 2010 rose about 12% from the $628,000 level of 2009 reaching $705,100 in the current year. Most of the increase occurred in the First Half of 2010 as incoming sales orders again tapered off in the Second Half.

Cost of Sales rose to $656,300 in 2010, or 93.1% of sales, as compared to $550,300 or 87.6% of sales in 2009, reflecting both the added expenses of the MOSFET-Driver cost-reduction program plus some equipment purchases and plant repair. As a result of these added expenses, Gross Profit in 2010 fell to $48,800 or 6.9% of sales, compared to a Gross Profit of $77,700 in 2009, or 12.4% of sales.

Selling, General and Administrative expenses in 2010 rose to $458,900 or 65.1% of sales as compared to $339,700 in 2009 or 54.1% of sales. Excluding the $108,000 one-time, non-cash consulting fee paid to the Chinese business consultant in the form of common stock, the 2010 SG&A expenses would have been $350,900 or 49.8% of sales. This compares favorably to the SG&A expenses in 2009 which were 54.1% of sales.

Net Income (Loss) shows a $409,200 Loss in 2010 as compared to a Loss of $268,900 in 2009. The worsening is accounted for by the combined effects of the non-cash consulting fee referred to above, plus added product cost-reduction expenses and plant repair.

At the time of this writing in late March of 2011, we see a complete reversal of the favorable outlook that was evident 12-months ago. New order bookings have again fallen off and management is hard-pressed to find cause for near-term optimism. Nevertheless, we are persisting in our long-term goal to reduce the costs of our MOSFET-Driver product- line, although we have had to also focus our attention on cash preservation. In that regard to enhance the Company’s cash position, the president/CEO has made an equity investment of $50,000 during the month of March 2011.  Management is also examining other options for strategic alternatives in order to enhance shareholder value.

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

Item 8.  Financial Statements and Supplementary Data.

DIONICS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

For the years ended December 31, 2010 and 2009

Page

Report of Independent Registered Public Accountant	F1

Balance Sheets as of December 31, 2010 and 2009	F2

Statements of Operations for the years ended
December 31, 2010 and December 31, 2009	F3

Statements of Shareholders’ Equity for the years ended
December 31, 2010 and December 31, 2009	F4

Statements of Cash Flows for the years ended
December 31, 2010 and December 31, 2009	F5

Notes to the Financial Statements	F6 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2010 and 2009, and the related income statements, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc., as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 28, 2011

DIONICS, INC.

BALANCE SHEETS

as of December 31,

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$86,500	$416,500
Accounts receivable - net of allowance
of $5,900 in 2010 and $5,300 in 2009	75,100	22,500
Inventory	111,000	143,500
Prepaid expenses	16,600	19,100
Total Current Assets	289,200	601,600

Property, plant and other equipment,
net of accumulated depreciation of $1,428,600 in 2010
and $1,422,400 in 2009	17,200	0

Other assets	21,100	21,100
TOTAL ASSETS	$327,500	$622,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,700	$19,800
Accrued expenses	6,800	5,700
Total Current Liabilities	31,500	25,500

Convertible Note Payable, Officer	225,000	225,000

TOTAL LIABILITIES	256,500	250,500

Stockholders' equity
Common Stock / $.01 par value,	219,900	210,900
50,000,000 shares authorized, shares issued and
outstanding - 21,993,222 in 2010 and 21,093,222 in 2009
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,395,800	2,296,800
Accumulated Deficit	(2,324,100)	(1,914,900)
	291,600	592,800

Less: Treasury Stock at cost (164,544 Shares in 2010 and 2009)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY	71,000	372,200
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$327,500	$622,700

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,

	2010	2009

Net sales	$705,100	$628,000

Cost of sales	656,300	550,300

Gross profit	48,800	77,700

Selling, general and administrative expenses	458,900	339,700

(Loss) from operations	(410,100)	(262,000)

Other income	1,900	2,600
Interest expense	0	5,600

Net (loss) before income taxes	(408,200)	(265,000)

Income taxes	1,000	3,900

Net (loss)	$(409,200)	$(268,900)

(Loss) per share	$(0.019)	$(0.023)

Weighted average number of shares outstanding	21,433,496	11,762,011

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2010 and 2009

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100
(audited)

Shares issued to Investor	11,000,000	110,000	330,000				440,000
Net (Loss)				(268,900)			(268,900)

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200
(audited)

Shares Issues to Consultant	900,000	9,000	99,000				108,000
Net (Loss)				(409,200)			(409,200)

Balance as of December 31, 2010	21,993,222	$219,900	$2,395,800	$(2,324,100)	164,544	$(220,600)	$71,000
(audited)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31,

	Increase (Decrease) in Cash
	and Cash Equivalents
	2010	2009
Cash flows from operating activities:
Net (Loss)	$(409,200)	$(268,900)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,800	400
Allowance for Bad Debt	600	0
Forgiveness of debt	0	(1,000)

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(53,200)	63,600
Prepaid expenses	2,500	(10,500)
Inventory	32,500	15,800
Increase (Decrease) in:
Accounts payable	4,900	(22,400)
Accrued expenses	1,100	(25,500)
Purchase of deferred compensation agreement	0	(75,000)
Net cash (used for) operating activities	(415,000)	(323,500)

Cash flow provided by investing activities:
Increase in Common Stock	9,000	0
Additional Paid in Capital	99,000	0
Machinery & Equipment	(8,900)	0
Building Improvements	(14,100)	0
Net cash provided by investing activities	85,000	0

Cash flow provided by financing activities:
Proceeds from sales of common stock	0	440,000
Net cash provided by financing activities	0	440,000

Net increase in cash	(330,000)	116,500

Cash at beginning of year	416,500	300,000

Cash at end of year	$86,500	$416,500

Other Non-Cash Activities
Purchase of deferred compensation agreement
paid by the issuance of a convertible promissory
note payable to Officer	$0	$225,000

Supplemental Disclosure:
Interest Paid	$0	$5,600

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $14,900 as of December 31, 2010 and $283,900 as of December 31, 2009.

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

Inventories are comprised of the following:

	December 31,	December 31,
	2010	2009
Raw materials	$ 0	$ 2,800
Work in process	68,000	80,500
Finished Goods	43,000	60,200
	$ 111,000	$ 143,500

DIONICS, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $5,900 and $5,300 at December 31, 2010 and December 31, 2009, respectively. Management deems the amount of the allowance to be adequate.

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

Major Customers

For the 12 months ended December 31, 2010, approximately 45% of total sales were to the Company’s  3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending December 31, 2010 and December 31, 2009. See NOTE 5.

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

December 31, 2010 and 2009

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

December 31, 2010 and 2009

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	December 31,	December 31,
	2010	2009

Trade accounts receivable	$ 81,000	$ 27,800
Less: allowance for doubtful accounts	5,930	5,300
	$ 75,100	$ 22,500

Bad debt expense was $600 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Building Improvements	$ 14,100
Equipment	1,198,400	$ 1,189,500
Furniture and Fixtures	233,300	233,300
	1,445,800	1,422,800
Less: accumulated depreciation	(1,428,600)	(1,422,800)
	$ 17,200	$ 0

Depreciation expense for the year ended December 31, 2010 was $5,800 and for the year ended December 31, 2009 was $400.

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

In 2009 the purchase price for the deferred compensation agreement was $1,000 less than the deferred compensation previously due. This $1,000 difference is considered forgiveness of debt and is included in the Other Income section on the Income Statement.

See NOTE 6 for information on the amendments to the promissory note entered into on October 30, 2009 and June 7, 2010.

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
2009	268,866	2024
	$ 1,072,516

DIONICS, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS: (continued)

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
	$ 1,038,708

As of December 31, 2010 and December 31, 2009, the components of deferred tax assets were as follows:

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

On July 27, 2005, the Company entered into a lease agreement with 65 Rushmore Realty, LLC. The lease agreement is a triple net lease and is for a period of seven years with a base annual rent of $83,286 to be paid in monthly installments of $6,940.50.  This annual rent is subject to annual increases based on the Consumer Price Index for All Urban Consumers of the United States Department of Labor Bureau of Labor Statistics in effect for New York and Northern New Jersey starting August 1, 2009.  The Company has the right to terminate the lease prior to the expiration upon 120 days notice to the landlord.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

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

December 31, 2010 and 2009

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

NOTE  9 – SUBSEQUENT EVENTS:

In order to enhance the Company’s cash position, the Company’s chief executive officer has made an equity investment of $50,000 during the month of March 2011 in exchange for 1,000,000 shares of common stock of the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Set forth below are our present directors and executive officers.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers serve at the discretion of the Board of Directors.

		Position and Offices	Director
Name	Age	with Company	Since
Bernard Kravitz	77	President, Secretary,	1969
		Treasurer and Director

Jeff Teng	55	Chairman of the Board and Director	2009

Roy Teng	31	Director	2009

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

To the Company’s knowledge, with respect to the year ended December 31, 2010, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2010, was an officer, director and greater than ten percent beneficial owner, were complied with except that each of Central Mega Limited and Jeff Teng failed to file one report relating to one transaction and Sage Explorer Holding failed to file an initial report of ownership.  However, and although such filings have not been completed prior hereto, the Company understands that each of such parties are in the process of preparing such reports and intend to make all requisite Exchange Act filings as promptly as possible.

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

Item 11.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2010 and December 31, 2009, of those persons who were, at December 31, 2010 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Bernard Kravitz, President	2010 2009	$99,116 $92,673	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$23,603(1) $23,372(1)	$122,719 $116,045

(1)

Includes matching contributions paid by the Company for Mr. Kravitz during 2009 and 2010 of $3,707 and $3,965, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.   Also, includes health insurance premiums of $9,690 and $9,663 paid by the Company in 2009 and 2010, and insurance premiums of $9,975 and $9,975 paid by the Company in 2009 and 2010 for a long term care insurance policy for Mr. Kravitz obtained in the fourth quarter of 2008.  Does not include any other deferred compensation arrangements entered into with Mr. Kravitz as described below under “Deferred Compensation and Other Arrangements”.

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

In 1987, the Company entered into a salary continuation agreement, amended in 1997 and 1998, with Bernard Kravitz which provided for payments to be made to Mr. Kravitz (the “salary continuation agreement”).  In May 2004, and as required under the investment made by Alan Gelband, Mr. Kravitz agreed to forgive $200,000 of amounts due to him under the salary continuation agreement and postpone any and all remaining payments due him under the salary continuation agreement for a period of five years starting May 18, 2004.  As of December 31, 2008, there was a remaining balance of $301,000 owing to Mr. Kravitz pursuant to the salary continuation agreement which was to become due and payable as of May 18, 2009 following the expiration of the five year postponement described above.

Pursuant to an agreement entered into on May 1, 2009 between the Company and Kravitz, Kravitz agreed to sell, transfer and assign to the Company his remaining interest in the salary continuation agreement previously entered into with Kravitz which had a remaining principal balance of $301,000 owing to Kravitz and which was to have become due and payable on May 18, 2009 in exchange for which the Company agreed to pay Mr. Kravitz $75,000 in cash and issue Mr. Kravitz a convertible promissory note dated as May 1, 2009 (the “Original Note”) in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.  See, however, Part III, Item 13   for information on the amendments to the Original Note entered into October 30, 2009 and June 7, 2010.

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

See subsection “Summary Compensation Table” elsewhere herein for information on matching contributions paid by the Company for Mr. Kravitz during 2009 and 2010.

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

Compensation of Directors

During the year ended December 31, 2010, no cash compensation was paid to the Company’s non-employee directors for their services as such.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2010 for their services as such.  All compensation paid to Mr. Kravitz is set forth in the Summary Compensation table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)

Jeff Teng(1)	$0	$0	$0	$0	$0
Roy Teng(1)	$0	$0	$0	$0	$0

(1)

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 25, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding common stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

		Percent(1)
Name and Address	Shares Owned	of Class
Bernard Kravitz	2,054,551(2)	9.0%
65 Rushmore Street
Westbury, NY

Alan Gelband	2,200,000(3)	9.6%
30 Lincoln Plaza
New York, NY

Central Mega Limited	6,550,000	28.7%
PO Box 957
Offshore Tower Incorp Centre Road
Tortola, BVI

Jeff Teng	6,550,000(4)	28.7%
P.O. Box 957 Offshore Tower Incorp Centre Road
Tortola, BVI

Sage Explorer Holding	6,450,000	28.3%
12/F, 99 Hennessy Road
Wan Chai, Hong Kong

Roy Teng	0	0
C8-2009 Fuli City Apt
Beijing, China

All Directors & Officers
as a Group (3 persons)	8,604,551	37.7%

(1)

Based upon 22,828,678 issued and outstanding shares of common stock.

(2)

Includes 2,037,036 shares of record and 17,515 shares owned by his late wife’s estate. Does not include 974,105 shares owned by Keith Kravitz, adult son of Bernard L. Kravitz.  Bernard L. Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.

(3)

Includes 2,000,000 shares of record, 100,000 shares owned by Mr. Gelband’s wife and 100,000 shares held by Mr. Gelband as custodian for his children.

 (4)

All 6,550,000 shares are directly owned by Central Mega Limited (“CML”) . Jeff Teng is the President of CML and has voting and dispositive control over securities held by CML.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Part III, Item 11, “Deferred Compensation and Other Arrangements” for information on a salary continuation agreement previously entered into with Bernard Kravitz and an agreement entered into on May 1, 2009 between the Company and Kravitz pursuant to which Kravitz agreed to sell, transfer and assign to the Company his remaining interest in the salary continuation agreement in exchange for which the Company agreed to pay Mr. Kravitz $75,000 in cash and issue Mr. Kravitz a convertible promissory note dated as of May 1, 2009 (the “Original Note”) in the principal amount of $225,000 which shall be due and payable in three years with 5% annual interest payable quarterly.

On October 30, 2009, the Company and Kravitz entered into a First Amendment to Convertible Promissory Note (the “First Note Amendment”) which amended the Original Note.  Pursuant to the First Note Amendment, the Company and Kravitz agreed that the unpaid balance shall cease to accrue interest commencing as of the Closing Date of the CML Stock Purchase Agreement.  In addition, the Original Note provided that the principal shall at the option of Kravitz be convertible into shares of the Company’s common stock at a conversion price of $0.09 per share if converted on or before April 30, 2010, $0.14 per share if converted between May 1, 2010 and April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.  Pursuant to the First Note Amendment, the Company and Kravitz agreed that the conversion price shall be $0.09 per share until the first anniversary of the Closing Date.  Thereafter, as in the Original Note, the conversion price shall be $0.14 per share if converted on or before April 30, 2011, and $0.19 per share if converted between May 1, 2011 and April 30, 2012.  On June 7, 2010, the Company and Kravitz entered into a Second Amendment to Convertible Promissory Note which amended the conversion privileges contained in the Original Note, as amended by the First Note Amendment, to provide that the conversion price shall be $.09 per share until April 30, 2011. Thereafter, as in the Original Note and First Note Amendment, the conversion price shall be $.19 per share if converted between May 1, 2011 and April 30, 2012.

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

 Other than the foregoing, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) in which any director, executive officer, person nominated or chosen to become a director, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Fiscal 2010	Fiscal 2009
Fee Category	Fees	Fees
Audit Fees	$21,000	$22,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$21,000	$22,500

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

(3)

Exhibits

3.1	Company’s certificate of incorporation, as amended(1)
3.2	Company’s by-laws(1)
4.1	Specimen of common stock certificate(1)
10.1	Lease Agreement dated as of July 27, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
10.2	Agreement dated as of May 1, 2009 between Dionics, Inc. and Bernard L. Kravitz(1)
10.3	Convertible Promissory Note between Dionics, Inc. and Bernard L. Kravitz dated May 1, 2009(1)
10.4	Stock Purchase Agreement dated as of October 8, 2009 by and among Dionics, Inc., Central Mega Limited and Bernard Kravitz(1)
10.5	Put Option Agreement dated as of October 30, 2009 by and among Bernard Kravitz, Central Mega Limited and Dionics, Inc. (1)
10.6	Termination Agreement dated October 30, 2009 between Dionics, Inc. and Bernard Kravitz(1)
10.7	First Amendment to Convertible Promissory Note dated October 30, 2009(1)
10.8	Employment Agreement dated as of October 30, 2009 by and between Dionics, Inc. and Bernard Kravitz(1)
10.9	Second Amendment to Convertible Promissory Note dated June 7, 2010
23.1	Consent of Michael F. Albanese, CPA
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)

Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONICS, INC.

(Registrant)

By:  /s/ Bernard L. Kravitz

         Bernard L. Kravitz, President

Dated:   March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Bernard Kravitz	President, Secretary,	March 30, 2011
Bernard Kravitz	Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)

/s/ Jeff Teng	Chairman of the Board and Director	March 30, 2011
Jeff Teng

/s/ Roy Teng	Director	March 30, 2011
Roy Teng

24