Form 10-Q
period 2011-03-31
DIONICS INC
filed 2011-05-16
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 12, 2011 was 25,328,678.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended March 31, 2011

Page

Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	4

Statements of Operations for the three months ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	5

Statements of Shareholders’ Equity for the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010 (audited)	6

Statements of Cash Flows for the three months ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	7

Notes to the Financial Statements	8-17

DIONICS, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$64,200	$86,500
Accounts receivable - net of allowance
of $2,400 in 2011 and $5,900 in 2010	46,000	75,100
Inventory	115,000	111,000
Prepaid expenses	12,700	16,600
Total Current Assets	237,900	289,200

Property, plant and other equipment,
net of accumulated depreciation of	16,600	17,200
$1,429,200 in 2011 and $1,428,600 in 2010
Other assets	21,100	21,100

TOTAL ASSETS	$275,600	$327,500

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$43,400	$24,700
Accrued expenses	13,400	6,800

Total Current Liabilities	56,800	31,500

Convertible Note Payable, Officer	225,000	225,000

TOTAL LIABILITIES	281,800	256,500

Stockholders' equity
Common Stock / $.01 par value,	229,900	219,900
50,000,000 shares authorized, shares issued and
outstanding - 22,993,222 in 2011 and 21,993,222 in 2010
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,435,800	2,395,800
Accumulated Deficit	(2,451,300)	(2,324,100)

	214,400	291,600

Less: Treasury Stock at cost (164,544 Shares in 2011 and 2010)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,200)	71,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$275,600	$327,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF OPERATIONS

For the three months ended March 31,

(Unaudited)

	2011	2010

Net sales	$116,000	$211,000

Cost of sales	128,500	156,700

Gross profit (loss)	(12,500)	54,300

Selling, general and administrative expenses	114,700	85,000

(Loss) from operations	(127,200)	(30,700)

Other income	0	900

(Loss) before income taxes	(127,200)	(29,800)

Income taxes	0	0

Net (loss)	$(127,200)	$(29,800)

(Loss) per share	$(0.006)	$(0.001)

Weighted average number of shares outstanding	22,159,889	21,093,222

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the three month period ended March 31, 2011

	Common Stock		Additional		Treasury Stock
	Number of		Paid in		Number of
	Shares	Value	Capital	Deficit	Shares	Cost	Total

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200
(audited)

Shares issued to Consultant	900,000	9,000	99,000				108,000
Net (Loss)				(409,200)			(409,200)

Balance as of December 31, 2010	21,993,222	$219,900	$2,395,800	$(2,324,100)	164,544	$(220,600)	$71,000
(audited)

Shares issued	1,000,000	10,000	40,000				50,000
Net (Loss)				(127,200)			(127,200)

Balance as of March 31, 2011	22,993,222	$229,900	$2,435,800	$(2,451,300)	164,544	$(220,600)	$(6,200)
(unaudited)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited)

	Increase (Decrease) in Cash
	and Cash Equivalents

	2011	2010

Cash flows from operating activities:
Net (Loss)	$(127,200)	$(29,800)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	600	0
Allowance for Bad Debt	(3,500)	0

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	32,600	(21,500)
Prepaid expenses	3,900	1,600
Inventory	(4,000)	5,900
Increase (Decrease) in:
Accounts payable	18,700	8,100
Accrued expenses	6,600	7,900

Net cash (used for) operating activities	(72,300)	(27,800)

Cash flow provided by financing activities:
Proceeds from sale of common stock	50,000	0

Net cash provided by financing activities	50,000	0

Net (decrease) in cash	(22,300)	(27,800)

Cash at beginning of year	86,500	416,500

Cash at end of year	$64,200	$388,700

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $10,164  as of March 31, 2011 and $14,900 as of December 31, 2010.

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

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Inventories are comprised of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$ 4,000	$ 0
Work in process	68,000	68,000
Finished Goods	43,000	43,000
	$115,000	$111,000

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $2,400 at March 31, 2011 and $5,900 at December 31, 2010.  Management deems the amount of the allowance to be adequate.

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

In order to enhance the Company’s cash position, the Company’s chief executive officer made an equity investment of $50,000 during the month of March 2011 in exchange for 1,000,000 shares of common stock of the Company.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

Major Customers

For the three months ended March 31, 2011, approximately 52.75% of total sales were to the Company’s  3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending March 31, 2011 and December 31, 2010. See NOTE 5.

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

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

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

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

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

March 31, 2011

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	March 31,	December 31,
	2011	2010
Trade accounts receivable	$ 48,400	$ 81,000
Less: allowance for doubtful accounts	2,400	5,900
	$ 46,000	$ 75,100

Bad debt was reduced $3,500 for the period ended March 31, 2011. Bad debt expense was $600 for the year ended December 31, 2010.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	March 31, 2011	December 31, 2010
Building Improvements	$ 14,100	$ 14,100
Equipment	1,198,400	1,198,400
Furniture and Fixtures	233,300	233,300
	1,445,800	1,445,800
Less: accumulated depreciation	(1,429,200)	(1,428,600)
	$ 16,600	$ 17.200

Depreciation expense for the period ended March 31, 2011 was $600 and for the year ended December 31, 2010 was $5,800 respectively.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

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

In 2009 the purchase price for the deferred compensation agreement was $1,000 less than the deferred compensation previously due. This $1,000 difference is considered forgiveness of debt and was included in the Other Income section on the Income Statement.

See NOTE 6 for information on the amendment to the promissory note entered into on October 30, 2009 and June 7, 2010, and NOTE 9 for information on its conversion.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2011

(Unaudited)

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
2009	268,866	2024
2010	409,269	2025
	$ 1,481,785

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
2010	404,472	2025
	$ 1,443,108

As of March 31, 2011 and December 31, 2010, the components of deferred tax assets were as follows:

	March 31,	December 31,
	2011	2010
Accounts receivable allowance	$ 700	$ 1,800
Net operating loss-carry-forward	327,500	326,400
Total gross deferred tax assets
(at 34% statutory rate)	328,200	328,200
Less: Valuation allowance	(328,200)	(328,200)
Net deferred tax assets	$ 0	$ 0

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

Notes to the Financial Statements

March 31, 2011

(Unaudited)

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

On June 7, 2010, the Company and the chief executive officer entered into a Second Amendment to Convertible Promissory Note which amended the conversion privileges contained in the Original Note, as amended by the First Note Amendment, to provide that the conversion price shall be $.09 per share until April 30, 2011.  Thereafter, as in the Original Note and First Note Amendment, the conversion price shall be $.19 per share if converted between May 1, 2011 and April 30, 2012.  See NOTE 9 for information on the conversion of the promissory note.

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

March 31, 2011

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

NOTE  9 – SUBSEQUENT EVENTS:

On April 8, 2011, the Company received a conversion notice from its chief executive officer  to convert the entire principal amount owing under a convertible promissory note held by such officer in the principal amount of $225,000 dated as of May 1, 2009, as amended on October 30, 2009 and June 7, 2010.  See NOTE 4 and NOTE 6.  In accordance with the terms of the promissory note, it was converted into 2,500,000 shares of common stock of the Company to fully satisfy the principal amount owing thereunder.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business. On March 31, 2011 we had Working Capital of $181,100 and Stockholders’ Deficit of $6,200.  This compares to Working Capital of $257,700 and Stockholder’s Equity of $71,000 on December 31, 2010.  Total Assets were $275,600 and Total Liabilities were $281,800 (which included a $225,000 Convertible Note Payable to the Company’s CEO) at March 31, 2011 compared to Total Assets of $327,500 and Total Liabilities of $256,500 (which include such Convertible Note) at December 31, 2010.  It should be noted, however, that on April 8, 2011, the conversion privilege on the entire Convertible Note of $225,000 was exercised by its  holder, the Company’s CEO.  The result, per terms of the Note, was the issuance of 2.5 million common shares of Dionics, Inc. and the elimination of the entire debt amount of $225,000, thereby reducing Total Liabilities  down from $281,800 to $56,800 by virtue of the retirement of the $225,000 Convertible Note.

Net cash used in operating activities in the 3-months ended March 31, 2011 was $72,300, which was the result primarily of a net loss of $127,200 offset by a decrease in accounts receivable of $32,600 and an increase in accounts payable of $18,700, plus the net result of changes in several other smaller items. This compares to net cash used in operating activities in the 3-month period ending March 31, 2010 of $27,800. This amount was primarily the result of a net loss of $29,800 plus increases in accounts receivable of $21,500, offset by decreases in inventory of $5,900 and prepaid expenses of $1,600 and increases in accounts payable of $8,100 and accrued expenses of $7,900.

Net cash provided by financing activities for the 3-months ended March 31, 2011 was $50,000 which was due to an emergency equity investment of $50,000 made by the Company’s CEO in March 2011, compared to no net cash provided by or used for financing activities for the 3-months ended March 31, 2010.

In addition, there was no net cash provided by or used for investing activities for the 3-months ended March 31, 2011 and 2010.

Results of Operations

The year 2010 had seen the Company struggling to recover from the worldwide recession of 2009. Early in the year of 2010, short-lived opportunities that presented themselves contributed to a temporary improvement in financial results. The first 3-months of 2011, however, suffered by comparison, showing even more dismal financial performance than that seen in the last 3-months of 2010.  Sales in the First Quarter of 2011 fell to $116,000 as compared to $211,000 in the First Quarter of 2010. Largely due to many fixed costs, Cost of Sales in the First Quarter of 2011 fell only to $128,500 as compared to Cost of Sales of $156,700 in the same period last year.

As a result of the above, the First Quarter of 2011 showed a Gross Loss of $12,500 as compared to a Gross Profit of $54,300 in the First Quarter of 2010.

Selling, General and Administrative Expenses in the First Quarter of 2011 reached $114,700 reflecting somewhat erratic timing of billing for professional fees. This compared to Selling, General and Administrative Expenses of $85,000 for the same period last year, when the booking of professional fees was lower.

The Net Loss for the First Quarter of 2011 rose to $127,200 as compared to a Net Loss of $29,800 in the First Quarter of 2010. The primary causes of the worsening losses were the drop in Sales volume, combined with largely fixed manufacturing costs and was further exacerbated by the expenses involved with the effort to reduce manufacturing costs for the Company’s primary product,  photovoltaic (PV) MOSFET-Drivers.

At the time of this writing in early-May of 2011, we have seen a First Quarter slump in both Sales and new order bookings, making it hard to find cause for much near-term optimism. Perhaps grasping at straws, however, we are slightly heartened by small improvements in our recent month-by-month shipping trends, and also by signs of modest re-awakening in new order bookings.  Both metrics, however, still currently remain at levels below break-even.

We are persisting in our long-term goal to reduce the costs of our MOSFET-Driver product- line, although recently we have had to also focus our attention on cash preservation. In that regard, during the month of March 2011, the President/CEO made an emergency equity investment of $50,000 as mentioned above. Early in April, he followed that by converting his $225,000 Convertible Note, thus reducing the Company’s debt to zero.  Management is also examining other options for strategic alternatives in order to enhance shareholder value.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2011, the Company’s Chief Executive Officer made an equity investment of $50,000 in exchange for 1,000,000 shares of common stock of the Company.  The foregoing shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act, for “transactions by the issuer not involving any public offering”.

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

DIONICS, INC.

(Registrant)

Dated: May 13, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: May 13, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer