Form 10-Q
period 2011-06-30
DIONICS INC
filed 2011-08-15
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on August 10, 2011 was 25,633,290.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended June 30, 2011

Page

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	4

Statements of Operations for the three months ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited)	5

Statements of Operations for the six months ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited)	7

Notes to the Financial Statements	8-16

DIONICS, INC. BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$21,000	$86,500
Accounts receivable - net of allowance
of $3,200 in 2011 and $5,900 in 2010	61,200	75,100
Inventory	111,300	111,000
Prepaid expenses	9,100	16,600
Total Current Assets	202,600	289,200

Property, plant and other equipment, net of
accumulated depreciation of $1,429,800 in 2011 and $1,428,600 in 2010	16,000	17,200

Other assets	21,100	21,100

TOTAL ASSETS	$239,700	$327,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$52,700	$24,700
Accrued expenses	18,700	6,800

Total Current Liabilities	71,400	31,500

Convertible Note Payable, Officer	0	225,000

TOTAL LIABILITIES	71,400	256,500

Stockholders' equity
Common Stock / $.01 par value,	258,000	219,900
50,000,000 shares authorized, shares issued and
outstanding - 25,797,834 in 2011 and 21,993,222 in 2010
Preferred Stock / $.01 par value,
1,000,000 shares authorized, 0 shares issues and outstanding
Additional paid in capital	2,644,900	2,395,800
Accumulated Deficit	(2,514,000)	(2,324,100)

	388,900	291,600

Less: Treasury Stock at cost (164,544 Shares in 2011 and 2010)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY	168,300	71,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$239,700	$327,500

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF OPERATIONS For the six month period ended June 30, (Unaudited)
Net sales	$273,800	$423,400

Cost of sales	268,700	318,800

Gross profit	5,100	104,600

Selling, general and administrative expenses	195,000	160,900

Earnings (loss) from operations	(189,900)	(56,300)

Other income	0	1,400

Net income (loss) before income taxes	(189,900)	(54,900)

Income taxes and benefits	0	0

Net income (loss)	$(189,900)	$(54,900)

Basic earnings per share	$(0.007)	$(0.003)

Weighted average number of shares outstanding	25,324,346	21,093,222

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF OPERATIONS For the three month period ended June 30, (Unaudited)
Net sales	$157,800	$212,400

Cost of sales	140,200	162,100

Gross profit	17,600	50,300

Selling, general and administrative expenses	80,300	75,900

Earnings (loss) from operations	(62,700)	(25,600)

Other income	0	500

Net income (loss) before income taxes	(62,700)	(25,100)

Income taxes and benefits	0	0

Net income (loss)	$(62,700)	$(25,100)

Basic earnings per share	$(0.002)	$(0.001)

Weighted average number of shares outstanding	25,324,346	21,093,222

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF CASH FLOWS For the six month period ended June 30, (unaudited)
	Increase (Decrease) in Cash
	and Cash Equivalents
	2011	2010

Cash flows from operating activities:
Net income (Loss)	$(189,900)	$(54,900)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,200	100
Allowance for Bad debt	(2,700)

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	16,600	(72,900)
Prepaid expenses	7,500	2,200
Inventory	(300)	(3,700)
Increase (Decrease) in:
Accounts payable	28,000	5,300
Accrued expenses	11,900	11,100

Net cash (used for) operating activities	(127,700)	(112,800)

Cash flow provided by (used for) investing activities:
Building improvements	0	(14,100)

Net cash used for investing activities	0	(14,100)

Cash flow provided by (used for) financing activities:
Conversion of promissory note	(225,000)	0
Increase in Common Stock	38,100	0
Increase in Additional Paid in Capital	249,100	0
	62,200	0

Net increase (decrease) in cash	(65,500)	(126,900)
Cash at beginning of period	86,500	416,500
Cash at end of period	$21,000	$289,600

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

Notes to the Financial Statements

June 30, 2011

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $20,600 as of June 30, 2011 and $14,900 as of December 31, 2010.

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

Inventories are comprised of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$ 300	$ 0
Work in process	68,000	68,000
Finished Goods	43,000	43,000
	$ 111,300	$ 111,000

DIONICS, INC.

Notes to the Financial Statements

June 30, 2011

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $3,200 at June 30, 2011 and $5,900 at December 31, 2010.  Management deems the amount of the allowance to be adequate.

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

On June 24, 2011, the Company agreed to issue 304,612 restricted shares of Common Stock for prior legal services in the amount of $12,184.50.

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

DIONICS, INC.

Notes to the Financial Statements

June 30, 2011

 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Major Customers

For the six months ended June 30, 2011, approximately 51.95% of total sales were to the Company’s  3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending June 30, 2011 and December 31, 2010. See NOTE 5.

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

DIONICS, INC.

Notes to the Financial Statements

June 30, 2011

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

June 30, 2011

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	June 30,	December 31,
	2011	2010
Trade accounts receivable	$ 64,400	$ 81,000
Less: allowance for doubtful accounts	3,200	5,900
	$ 61,200	$ 75,100

Bad debt was decreased $2,700 for the six month period ended June 30, 2011. Bad debt expense was $600 for the year ended December 31, 2010.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2011

 (Unaudited)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Building Improvements	$ 14,100	$ 14,100
Equipment	1,198,400	1,198,400
Furniture and Fixtures	233,300	233,300
	1,445,800	1,445,800
Less: accumulated depreciation	(1,429,800)	(1,428,600)
	$ 16,000	$ 17.200

Depreciation expense for the six month period ended June 30, 2011 was $1,200 and for the year ended December 31, 2010 was $5,800 respectively.

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

See NOTE 6 for information on the amendment to the promissory note entered into on October 30, 2009 and June 7, 2010, and NOTE 1 – Stockholders’ Equity for information on its conversion.

DIONICS, INC.

Notes to the Financial Statements

June 30, 2011

 (Unaudited)

NOTE 5 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
2009	268,866	2024
2010	409,269	2025
	$1,481,785

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
2010	404,472	2025
	$1,443,108

As of June 30, 2011 and December 31, 2010, the components of deferred tax assets were as follows:

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

June 30, 2011

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

On June 7, 2010, the Company and the chief executive officer entered into a Second Amendment to Convertible Promissory Note which amended the conversion privileges contained in the Original Note, as amended by the First Note Amendment, to provide that the conversion price shall be $.09 per share until April 30, 2011.  Thereafter, as in the Original Note and First Note Amendment, the conversion price shall be $.19 per share if converted between May 1, 2011 and April 30, 2012.  See NOTE 1 – Stockholders’ Equity for information on the conversion of the promissory note.

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

June 30, 2011

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

NOTE  9 – SUBSEQUENT EVENTS:

On July 11, 2011 the Company’s chief executive officer made a loan to the Company in the amount of $20,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business. On June 30, 2011 we had Working Capital of $131,200, a debt-to-equity ratio of 0.42 to 1, and Stockholders’ Equity of $168,300.  It should be noted that on April 8, 2011, the conversion privilege on the entire Convertible Note of $225,000 was exercised by its holder, the company’s CEO.  The result, per terms of the Note, was the issuance of 2.5 million common shares of Dionics, Inc. and the elimination of the entire debt amount of $225,000. In light of those changes, the debt-to-equity ratio as of June 30, 2011 shows a dramatic improvement in our debt-to-equity ratio and a positive Net Worth of $168,300.  This compares to Working Capital of $257,700, a debt-to-equity ratio of 3.61 to 1 and Stockholder’s Equity of $71,000 on December 31, 2010.  Total Assets were $239,700 and Total Liabilities were $71,400 at June 30, 2011 compared to Total Assets of $327,500 and Total Liabilities of $256,500 at December 31, 2010.

Net cash used in operating activities in the 6-months ended June 30, 2011 was $127,700, which was the result primarily of a net loss of $189,900, offset by a decrease in accounts receivable of $16,600 and prepaid expenses of $7,500, and an increase in accounts payable of $28,000 and accrued expenses of $11,900. This compares to net cash used in operating activities of $112,800 for the six-months ended June 30, 2010 which was primarily a result of a net loss of $54,900 plus increases in accounts receivable of $72,900, offset by an increase in accounts payable of $5,300 and accrued expenses of $11,100.

Net cash provided by financing activities for the 6-months ended June 30, 2011 was $62,500 which was due to an increase in common stock of $38,100 plus an increase in additional paid in capital of $249,100 for shares issued during such 6-month period offset by the conversion of the promissory note of $225,000.  This compares to no net cash provided by or used for financing activities for the 6-months ended June 30, 2010.

In addition, there was no net cash provided by or used for investing activities for the 6-months ended June 30, 2011 compared to net cash used for investing activities of $14,100 for the 6-months ended June 30, 2010 for building improvements.

Results of Operations

The year 2010 had seen the Company struggling to recover from the worldwide recession of 2009. Early in the year of 2010, short-lived opportunities that presented themselves contributed to what turned out to be a temporary improvement in financial results. The first 6-months of 2011, however, suffered by comparison to the first 6-months of 2010, showing continuing disappointing financial performance.  Sales in the First Half of 2011 fell to $273,800 as compared to $423,400 in the First Half of 2010. Largely due to many fixed costs, Cost of Sales in the First Half of 2011 fell only to $268,700 as compared to Cost of Sales of $318,800 in the same period last year.

As a result of the above, the First Half of 2011 showed a Gross Profit of $5,100 as compared to a Gross Profit of $104,600 in the First Half of 2010.

Selling, General and Administrative Expenses in the First Half of 2011 reached $195,000 reflecting somewhat erratic early-year timing of billing for professional fees. This compared to Selling, General and Administrative Expenses of $160,900 for the same period last year, when the early-year booking of professional fees was lower.

The Net Loss for the First Half of 2011 rose to $189,900 as compared to a Net Loss of $54,900 in the First Half of 2010. The primary causes of the worsening were the drop in Sales volume, combined with largely fixed manufacturing costs and was further exacerbated by the expenses involved with the effort to reduce manufacturing costs for the Company’s primary product,  photovoltaic (PV) MOSFET-Drivers.

Sales in the Second Quarter of 2011 fell to $157,800 as compared to $212,400 in the Second Quarter of 2010.  Burdened by many fixed costs, Cost of Sales in the Second Quarter was $140,200 as compared to $162,100 in the same period last year.  Gross Profits, therefore, in the Second Quarter of 2011 were $17,600 versus $50,300 in the Second Quarter of 2010,

Selling, General and Administrative expenses in the current period were $80,300, essentially unchanged from the $75,900 recorded in the same period last year.

The Net Loss for the Second Quarter of 2011 rose to $62,700 from the $25,100 recorded in the Second Quarter of 2010.

At the time of this writing in early-August of 2011, we have seen a slight bounce-back from the First Quarter slump in both Sales and new order bookings. It is still difficult, however, to find cause for much near-term optimism. Perhaps grasping at straws, however, we are slightly heartened by small improvements in our recent month-by-month shipping trends. Unfortunately, we are now entering the traditionally slow Third Quarter.

Management persists in our long-term goal to reduce the costs of our MOSFET-Driver product-line, although recently we have had to also focus our attention on cash preservation.  In that regard, during the month of March, 2011, the President/CEO made an emergency equity investment of $50,000.  Early in April 2011, he followed that by converting his $225,000 Convertible Note, thus reducing the Company’s debt.  In July 2011, the CEO also made a $20,000 emergency loan to permit near-term operations to continue. Meanwhile, management is also examining other options for strategic alternatives in order to enhance shareholder value.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 24, 2011, the Company agreed to issue 304,612 restricted shares of common stock for prior legal services rendered in the amount of $12,184.50.

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

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to the Financial Statements

_____________________

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIONICS, INC.

    (Registrant)

Dated: August 12, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: August 12, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer