Form 10-Q/A
period 2011-06-30
DIONICS INC
filed 2011-08-22
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE

Dionics, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).   This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(a) Exhibits.

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (1)

31.2      Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (1)

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (1)

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements

_____________________

(1)

Previously filed.

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

DIONICS, INC.

    (Registrant)

Dated: August 18, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: August 18, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer

3