Form 10-Q
period 2011-09-30
DIONICS INC
filed 2011-11-14
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on November 10, 2011 was 25,633,290.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.

FINANCIAL STATEMENTS

For the period ended September 30, 2011

TABLE OF CONTENTS

Page

Balance Sheets as of September 30, 2011 (unaudited) and

  December 31, 2010 (audited)

   3

Statements of Operations for the three months and nine months ended

  September 30, 2011 (unaudited) and September 30, 2010 (unaudited)

   4

Statements of Cash Flows for the nine months ended

  September 30, 2011 (unaudited) and September 30, 2010 (unaudited)

   5

Notes to the Financial Statements

6-15

DIONICS, INC. BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$14,100	$86,500
Accounts receivable - net of allowance of $2,300 in 2011 and $5,900 in 2010	43,800	75,100
Inventory	102,500	111,000
Prepaid expenses	14,900	16,600
Total Current Assets	175,300	289,200

Property, plant and other equipment, net of accumulated depreciation of $1,430,400 in 2011 and $1,428,600 in 2010	15,400	17,200

Other assets	21,100	21,100

TOTAL ASSETS	$211,800	$327,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$45,800	$24,700
Accrued expenses	14,200	0
Demand Promissory Notes, Officer	65,000	6,800
Total Current Liabilities	125,000	31,500

Convertible Note Payable, Officer	0	225,000
TOTAL LIABILITIES	125,000	256,500

Stockholders' equity
Common Stock / $.01 par value, 50,000,000 shares authorized, shares issued and outstanding - 25,797,834 in 2011 and 21,993,222 in 2010	258,000	219,900
Preferred Stock / $.01 par value 1,000,000 shares authorized, 0 shares issues and outstanding	-	-
Additional paid in capital	2,644,900	2,395,800
Accumulated Deficit	(2,595,500)	(2,324,100)

Less: Treasury Stock at cost (164,544 Shares in 2011 and 2010)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY	86,800	71,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$211,800	$327,500

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF OPERATIONS For the three month and nine month periods ended September 30, (Unaudited)
	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	95,100	143,800	368,900	567,200

Cost of sales	106,500	153,800	375,200	472,600

Gross profit	(11,400)	(10,000)	(6,300)	94,600

Selling, general and administrative expenses	70,100	200,000	265,100	360,900

Earnings (loss) from operations	(81,500)	(210,000)	(271,400)	(266,300)

Other income	-	300	-	1,700

Net income (loss) before income taxes	(81,500)	(209,700)	(271,400)	(264,600)

Income taxes and benefits	-	-	-	-

Net income (loss)	(81,500)	(209,700)	(271,400)	(264,600)

Basic earnings per share	(0.003)	(0.010)	(0.011)	(0.012)

Weighted average number of shares outstanding	25,797,834	21,244,870	25,562,384	21,244,870

The accompanying notes are an integral part of the financial statements

DIONICS, INC. STATEMENTS OF CASH FLOWS For the nine month period ended September 30, (unaudited)

	2011	2010

Cash flows from operating activities:
Net income (Loss)	$(271,400)	$(264,600)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,800	300
Allowance for Bad debt	(3,600)	-
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	34,900	(56,700)
Prepaid expenses	1,700	500
Inventory	8,500	(20,500)
Increase (Decrease) in:
Accounts payable	21,100	17,700
Accrued expenses	7,400	9,700
Net cash (used for) operating activities	(199,600)	(313,600)

Cash flow provided by (used for) investing activities:
Machinery & Equipment	-	(8,900)
Building improvements	-	(14,100)
Net cash used for investing activities	-	(23,000)

Cash flow provided by (used for) financing activities:
Conversion of promissory note	(225,000)	-
Demand promissory notes	65,000	-
Increase in Common Stock	38,100	9,000
Increase in Additional Paid in Capital	249,100	99,000
Net cash provided by financing activities	127,200	108,000
Net increase (decrease) in cash	(72,400)	(228,600)
Cash at beginning of period	86,500	416,500
Cash at end of period	$14,100	$187,900

The accompanying notes are an integral part of the financial statements

DIONICS, INC.

Notes to the Financial Statements

September 30, 2011

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $12,700 as of September 30, 2011 and $14,900 as of December 31, 2010.

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

Inventories are comprised of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$ 300	$ 0
Work in process	59,200	68,000
Finished Goods	43,000	43,000
	$ 102,500	$ 111,000

DIONICS, INC.

Notes to the Financial Statements

September 30, 2011

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $2,300 at September 30, 2011 and $5,900 at December 31, 2010.  Management deems the amount of the allowance to be adequate.

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

September 30, 2011

 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Major Customers

For the nine months ended September 30, 2011, approximately 58.58% of total sales were to the Company’s 3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending September 30, 2011 and December 31, 2010. See NOTE 5.

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

September 30, 2011

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

September 30, 2011

 (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recently Issued Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320. Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant effect on the Company's financial statements.

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	September 30,	December 31,
	2011	2010
Trade accounts receivable	$ 46,100	$ 81,000
Less: allowance for doubtful accounts	2,300	5,900
	$ 43,800	$ 75,100

Bad debt was decreased $3,600 for the nine month period ended September 30, 2011. Bad debt expense was $600 for the year ended December 31, 2010.

DIONICS, INC.

Notes to the Financial Statements

September 30, 2011

 (Unaudited)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	September 30,	December 31,
	2011	2010
Building Improvements	$ 14,100	$ 14,100
Equipment	1,198,400	1,198,400
Furniture and Fixtures	233,300	233,300
	1,445,800	1,445,800
Less: accumulated depreciation	(1,430,400)	(1,428,600)
	$ 15,400	$ 17.200

Depreciation expense for the nine month period ended September 30, 2011 was $1,800 and for the year ended December 31, 2010 was $5,800 respectively.

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

September 30, 2011

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
	$ 1,443,108

As of September 30, 2011 and December 31, 2010, the components of deferred tax assets were as follows:

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

September 30, 2011

 (Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENIES:

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

September 30, 2011

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

NOTE  9 – SECURED DEMAND PROMISSORY NOTES:

On July 11, 2011 the Company’s chief executive officer made a loan to the Company in the amount of $20,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

On August 16, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $15,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

On September 6, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $30,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

NOTE  10 – SUBSEQUENT EVENTS:

Subsequent to the quarter ended September 30, 2011, the Company’s chief executive officer made additional loans to the Company in the total amount of $30,000. Such loans are due on demand, accrue interest at 6% per annum and are secured by all the assets of the Company.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business. On September 30, 2011, we had Working Capital of $50,300, a debt-to-equity ratio of 1.44 to 1, and Stockholder’s Equity of $86,800. This compares to Working Capital of $257,700, a debt-to-equity ratio of 3.61 to 1 and Stockholder’s Equity of $71,000 on December 31, 2010. Total Assets were $211,800 and Total Liabilities were $125,000 at September 30, 2011 as compared to Total Assets of $327,500 and Total Liabilities of $256,500 on December 31, 2010.

Net cash used in operating activities in the nine months ended September 30, 2011 was $199,600, which was the result primarily of a net loss of $271,400, offset by a decrease in accounts receivable of $34,900, a decrease in inventory of $8,500, and an increase in accounts payable of $21,100 and accrued expenses of $7,400.  This compares to net cash used in operating activities of $313,600 for the nine months ended September 30, 2010 was primarily a result of a net loss of $264,600 plus increases in accounts receivable of $56,700 and inventory of $20,500, offset by an increase in accounts payable of $17,700 and accrued expenses of $9,700.

There was no net cash provided by or used for investing activities for the nine months ended September 30, 2011 compared to net cash used for investing activities of $23,000 for the nine months ended September 30, 2010 for machinery and equipment of $8,900 and for building improvements of $14,100.

Net cash provided by financing activities for the nine  months ended September 30, 2011 was $127,200 which was due to an increase in additional paid in capital of $249,100, demand promissory notes of $65,000 and an increase in common stock of $38,100 offset by the conversion of the promissory note of $225,000.  This compares to net cash provided by financing activities for the nine months ended September 30, 2010 of $108,000 due to an increase in additional paid in capital of $99,000 plus an increase in common stock of $9,000.

Results of Operations

The year 2010 had seen the Company struggling to recover from the worldwide recession of 2009. Early in 2010, certain short-lived opportunities contributed to a temporary improvement in financial results. The first nine months of 2011, however, suffered by comparison to the first nine months of 2010, showing continuing disappointing financial results.

Sales in the First Nine Months of 2011 fell to $368,900 as compared to $567,200 in the First Nine Months of 2010.  Because of a large component of fixed costs, Cost of Sales in the First Nine Months of 2011 fell only to $375,200 as compared to $472,600 in the First Nine Months of 2010. This produced a Gross Loss of $6,300 in the current nine month period, as compared to a Gross Profit of $94,600 in the same nine month period last year.

Selling, General and Administrative Expenses in the First Nine Months of 2011 fell to $265,100, or 71.9% of Sales, down from the $360,900 level, or 63.6% of Sales, reached in the First Nine Months of 2010, a period that included a large non-cash stock compensation paid to our new Chinese sales consultant. The rise in percent of Sales was due to otherwise largely fixed Administrative costs on lower sales volume.

The Net Loss for the First Nine Months of 2011 was $271,400 as compared to a Net Loss of $264,200 in the First Nine Months of 2010.

Sales in the Third Quarter of 2011 fell to $95,100 as compared to $143,800 in the same period last year.  Cost of Sales in the Third Quarter of 2011 were $106,500 as compared to $153,800 in the Third Quarter of 2010, producing Gross Losses of $11,400 and $10,000 respectively. Selling, General and Administrative Expenses in the Third Quarter of 2011 dropped to $70,100 as compared to $200,000 in the same period last year, which included a large, non-cash stock compensation paid to our then new Chinese sales consultant.

The Net Loss for the Third Quarter of 2011 was $81,500 as compared to a Net Loss of $209,700 in the Third Quarter of 2010, distorted by the large non-cash expense item described above.

At the time of this writing in early November of 2011, we are still seeing slow new order input, but are seeing an increase in quotation requests, possibly offering some hope for increased sales in the near future.  The traditionally slow Third Quarter might be expected to be followed by at least a slight increase in activity.

Management persists in our long-term goal of reducing the manufacturing costs for our PV MOSFET-Driver product line, hoping thereby to capture a greater share of the large market for that product. We have also been forced to focus our attention on cash preservation. In that regard, during March of 2011, the president/CEO made an emergency equity investment of $50,000. Early in April 2011 he followed that by converting his $225,000 Convertible Note, thus reducing the Company’s debt.  Starting in July 2011, he has also made a series of emergency loans totaling $65,000 by September 30, 2011,  needed to permit near-tem operations to continue.  Meanwhile, management is also considering other options for strategic alternatives in order to preserve and enhance shareholder value.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

DIONICS, INC.

    (Registrant)

Dated: November 14, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: November 14, 2011	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer