Form 10-K
period 2011-12-31
DIONICS INC
filed 2012-03-30
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X]   No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]      No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,268,739 shares) as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $330,000.  The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on March 25, 2012 was 25,633,290.

Documents Incorporated by Reference:  None

DIONICS, INC.

TABLE OF CONTENTS

Forward-Looking Statements

3

PART I

3

Item 1.  Business.

3

Item 1A.   Risk Factors.

7

Item 1B.  Unresolved Staff Comments.

9

Item 2.   Properties.

10

Item 3.  Legal Proceedings.

10

Item 4.  Mine Safety Disclosures.

10

PART II

11

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

11

Item 6.  Selected Financial Data.

12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

14

Item 8.  Financial Statements and Supplementary Data.

15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

33

Item 9A.  Controls and Procedures.

33

Item 9B.  Other Information.

33

PART III

34

Item 10.   Directors, Executive Officers and Corporate Governance.

34

Item 11.  Executive Compensation.

35

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

38

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

38

Item 14.  Principal Accountant Fees and Services.

40

PART IV

41

Item 15.  Exhibits and Financial Statement Schedules.

41

SIGNATURES

42

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

See “Recent Developments” below for information on the Share Exchange Agreement entered into on January 30, 2012 pursuant to which the Company will acquire 100% of the issued and outstanding shares of Shangrao Bai Hua Zhou Industrial Co., Ltd. (“Shangrao”) in exchange for the issuance of shares of common stock and preferred stock of the Company.  No assurance can be given that such transaction will be consummated.

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

Raw Materials

Raw materials essential to our business are readily available from many sources within the United States.  Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread.  During the years ended December 31, 2010 and 2011, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

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

Customers

Although our largest customers may fluctuate from year to year, our customers are generally concentrated in any given year due to the size of our operations.  As a result, we are subject to a significant concentration of risk wherein the loss of a large customer could significantly reduce our revenues.  For the years ended December 31, 2010 and 2011, approximately 45.0% and 40.6% of total sales were to three customers.

Backlog

Almost all of the orders for the Company’s products are by their terms cancelable, or their delivery dates may be extended by a customer without penalty.  There can be no assurance that any of the orders will become consummated sales.  Accordingly, none of the orders that the Company has can be designated as backlog.  With respect to orders that are believed to be firm, but are nonetheless subject to cancellation, such backlog was at December 31, 2010 approximately $94,000 and at December 31, 2011 approximately $59,000.

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

Recent Developments

On January 30, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shangrao Bai Hua Zhou Industrial Co., Ltd., a company incorporated in the People’s Republic of China (the “Shangrao”), and the sole shareholder of Shangrao (the “Shangrao Shareholder”).  Pursuant to the Exchange Agreement, at closing the Company will acquire 100% of the issued and outstanding shares of Shangrao from the Shangrao Shareholder in exchange for the issuance of an aggregate of 20,000,000 shares of the common stock and 50,000 shares of the preferred stock of the Company convertible into 467,250,000 shares of the common stock, or convertible into such other number of shares of the common stock so that the Shangrao Shareholder will upon conversion of the Company preferred stock, together with the shares of common stock to be delivered pursuant to the Exchange Agreement, hold 95.0% of the total shares of common stock of the Company to be outstanding upon closing of the Exchange Agreement.

Shangrao is primarily engaged in the business of landscaping and industrial agriculture in China.  Shangrao’s scope of business focuses on landscape engineering, high grade bonsai production and sale, high grade nursery stock sale, and the entire industry chain of flower planting, breeding, and sale.

Prior to the closing, the ownership and control of Shangrao is expected to be changed to an appropriate structure which will include the establishment of a wholly foreign owned enterprise (“WFOE”) which will enter into a series of agreements pursuant to which the WFOE will control the business and operations of Shangrao and have the right to acquire all of the capital stock or assets of Shangrao.  In accordance with the Exchange Agreement, Shangrao has loaned the Company the sum of $200,000 (the “$200,000 Loan”) pursuant to a Non-Recourse Promissory Note which will be due one year from January 30, 2012.

The Exchange Agreement also provides that the Company shall transfer and assign to an entity (the “Acquisition Entity”) created by Bernard Kravitz, the Company’s President, all of the current assets of the Company and the Acquisition Entity shall assume all of the liabilities of the Company, including but not limited to the $200,000 Loan.  In addition, prior to the closing, the Exchange Agreement provides that Bernard Kravitz shall convert his demand notes owing from the Company (which as of the date of the Exchange Agreement are in the aggregate principal amount of $104,000) into 2,000,000 shares of the common stock of the Company and agree to terminate the Put Agreement entered into on October 30, 2009 which has a minimum value of $300,000 and release the Company from any obligations thereunder.  Under the Put Agreement, Kravitz had been given an option to put a maximum of 1,000,000 shares at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80.

Shangrao’s recovery against the Company or the Acquisition Entity, as the case may be, for failure to pay any amount owing under the $200,000 Loan shall be limited solely to up to 2,000,000 shares reserved by the Company, until the $200,000 Loan is assumed by the Acquisition Entity at which time Bernard Kravitz will pledge up to 2,000,000 of his own shares in place thereof.  The Company and the Acquisition Entity shall not be liable or have any personal liability in any other respect for the payment of any amount due under the $200,000 Loan.

In the event the Exchange Agreement is terminated by the Company due to the failure of Shangrao or the Shangrao Shareholder to comply in any material respect with any of the covenants, conditions, terms or agreements contained in the Share Exchange Agreement to be complied with or performed by it, which breach is not cured within ten days if capable of cure; or any representations and warranties of the Company or the Shangrao Shareholder shall have been materially false when made, then, and in such event only, the Company shall have no further liability under the $200,000 Loan and it shall be deemed canceled.

The closing is subject to a number of conditions including but not limited to the delivery by Shangrao of two-year audited and other financial statements of Shangrao, the accuracy at closing of the representations made by the parties in the Exchange Agreement, and the performance and compliance by the parties with each covenant and condition contained in the Exchange Agreement.  In the event closing does not occur within 90 days, the Exchange Agreement may be terminated by either party.

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

Employees

The number of persons employed by the Company at December 31, 2011 was 9.  The Company’s employees are not represented by unions and/or collective bargaining agreements.

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

Item 1A.   Risk Factors.

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.  In addition to the following risks, in the event the Company consummates the transaction with Shangrao, the Company anticipates that it will face additional risks related to the business of Shangrao and the industry within which it competes, which risks are likely to be substantial and which are not addressed below.

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

NO ASSURANCE THAT WE WILL RETURN TO PROFITABILITY. For the years ended December 31, 2008 and 2007, we had sales of $1,256,500 and $1,109,100, respectively, and achieved net income of $199,900 in 2008 and $119,500 in 2007.  However, for the year ended December 31, 2009, we had sales of only $628,000 and suffered a net loss of $268,900, for the year ended December 31, 2010, we had sales of $705,100 and suffered a net loss of $409,200 and for the year ended December 31, 2011, we had sales of $492,200 and suffered a net loss of $387,100.  While we believe such results were impacted by the ongoing global economic slowdown, there can be no assurance that we will be able to return to profitability.

CONCENTRATION OF SALES.  Although our largest customers may fluctuate from year to year, our customers are generally concentrated in any given year due to the size of our operations.   As a result, we are subject to a significant concentration of risk wherein the loss of a large customer could significantly reduce our revenues.  For the years ended December 31, 2010 and 2011, approximately 45.0% and 40.6% of total sales were to three customers.

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

POSSIBLE PAYMENTS DUE TO THE COMPANY’S CHIEF EXECUTIVE OFFICER MAY DETRIMENTALLY IMPACT THE COMPANY.  On October 30, 2009, Bernard Kravitz, Central Mega Limited (“CML”) and the Company entered into a Put Option Agreement (the “Put Agreement”) pursuant to which Kravitz has been granted a put option (the “Put Option”) to be exercised at the sole option of Kravitz at the end of the initial  two year term of his Employment Agreement (or an earlier termination pursuant to the certain other terms of the Employment Agreement), to sell to CML a maximum of 1,000,000 previously issued shares of the common stock of the Company (the “Put Shares”) at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80, provided that in the event CML does not comply with the terms and conditions of the Put Agreement, the Company shall be required to purchase the Put Shares at the same price applicable to the Put Option.  As a result, in the event Kravitz exercises his put option and CML does not comply with its obligations thereunder, the Company will be required to purchase such shares at a price which will be no less than $300,000 and no greater than $800,000.   In November 2011, Kravitz elected to exercise the Put Option with respect to all of the Put Shares although to date CML has failed to purchase the shares subject thereto.  In the event the Company is required to meet the foregoing payment obligation, the Company may not have the necessary cash to make such payments, or if it does, such payments may draw significantly on the Company’s cash position.  Any of such events will likely have a materially detrimental effect on the Company.  Nevertheless, pursuant to the terms of the Exchange Agreement with Shangrao, Kravitz will terminate the Put Agreement upon closing.  As a result, in the event the closing occurs under the Exchange Agreement, the obligations under the Put Agreement will be cancelled.

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

Item 4.  Mine Safety Disclosures.

Not applicable

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

Period	High	Low
Year ended December 31, 2010:

Jan. 1, 2010 to March 31, 2010	$0.30	$0.14
April l, 2010 to June 30, 2010	$0.18	$0.12
July 1, 2010 to Sept. 30, 2010	$0.17	$0.12
Oct. 1, 2010 to Dec. 31, 2010	$0.15	$0.08

Year ended December 31, 2011:

Jan. 1, 2011 to March 31, 2011	$0.13	$0.07
April l, 2011 to June 30, 2011	$0.09	$0.04
July 1, 2011 to Sept. 30, 2011	$0.13	$0.04
Oct. 1, 2011 to Dec. 31, 2011	$0.18	$0.07

Holders

As of March 25, 2012, there are approximately 320 record holders of the Company’s Common Stock.

Dividends

During 2010 and 2011, no cash dividends have been declared or paid on the Company’s Common Stock.   In addition, no cash dividends have been declared or paid since then.

Recent Sales of Unregistered Securities

During the years ended December 31, 2010 and 2011, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash-flow from operations in the normal course of business. On December 31, 2011, we had a negative Working Capital of ($64,800), debt-to-equity ratio showing debt of $239,300 to equity of negative ($28,900) and Stockholders’ Equity of negative ($28,900).  It should be noted that the above items are adversely affected by the presence of Demand Notes in the total amount of $104,100 owed to the Company’s CEO and, although they negatively impact the financial metrics, they may be considered to be in “friendly hands.”  Strictly for the sake of comparison, if that debt of $104,100 were excluded from the calculations, Working Capital would appear to be a positive $39,300, debt-to-equity ratio would show debt of $135,200 to equity of a positive $75,200 (1.80 to 1), and Stockholders’ Equity of a positive $75,200.  In comparison, on December 31, 2010 we had Working Capital of $257,700, debt-to-equity ratio of 3.61 to 1 and Stockholders’ Equity of $71,000.

Total Assets were $210,400 and Total Liabilities were $239,300 at December 31, 2011 as compared to Total Assets of $327,500 and Total Liabilities of $256,500 at December 31, 2010.

Net cash used in operating activities in the 12-months ended December 31, 2011 was $229,800, which was the result primarily of a net loss of $387,100 offset by a decrease in accounts receivable of $40,400 and inventory of $11,300, plus an increase in accounts payable of $93,300 and accrued expenses of $10,400.  This compares to net cash used in operating activities in the 12-month period ended December 31, 2010 of $415,000, which was the result primarily of a net loss of $409,200 plus an increase in accounts receivable of $53,200 offset by a decrease in inventory of $32,500.

There was no net cash provided by or used for investing activities for the 12-months ended December 31, 2011 compared to net cash used for investing activities of $23,000 for the 12-months ended December 31, 2010 which was due to the purchases of machinery and equipment of $8,900 and building improvements of $14,100.

Net cash provided by financing activities was $166,300 for the 12-months ended December 31, 2011 which was the result of an increase in additional paid in capital of $249,100, demand promissory notes of $104,100 and an increase in common stock of $38,100 offset by the conversion of the promissory note of $225,000.  This compares to net cash provided by financing activities for the 12-months ended December 31, 2010 of $108,000 due to an increase in additional paid in capital of $99,000 plus an increase in common stock of $9,000.

Results of Operations

During the year 2011 the Company was still caught in the downdraft of recent economic pressures within its markets.  Sales volume for the year dropped 30% to $492,200 as compared to $705,100 in the prior year. The Company, aiming to increase market-share for its primary product-line, photovoltaic (PV) MOSFET-Drivers, continued on its cost-reduction program in spite of reduced sales volumes.  At the time of this writing, in March of 2012, the program is essentially complete and the Company will shortly be able to move into a marketing program featuring aggressively reduced selling prices. Evidence is beginning to show that the market will respond to this program.

Meanwhile, related to the reduced 2011 sales volume, the Company showed Cost of Sales dropping to $488,100 as compared to $656,300 in the year 2010.  The Company barely eked out a Gross Profit of $4,100 in 2011 as compared to a Gross Profit of 48,800 in 2010. With a large burden of fixed expenses, Gross Profits shrink rapidly with reducing sales volume.

Selling, General and Administrative Expenses in 2011 dropped to $390,800, or 79% of sales, as compared to $458,900, or 65% of sales, in 2010. Part of the decrease is attributable to the $108,000 non-cash compensation paid to a Chinese marketing consultant in 2010, but which was absent in 2011.

Net Loss in 2011 was $387,100 as compared to a Net Loss of $409,200, the slight improvement coming from some limited amount of economizing the Company was able to exercise during the year, plus the absence of the non-cash compensation paid to a Chinese marketing consultant in 2010.

At the time of this writing in late March 2012, the Company is beginning to see some slight encouraging signs from customers who are optimistic about their future needs for our products. We have also embarked on a major cost-reduction program that includes dropping some unprofitable products and relocating to less expensive new quarters. With cash conservation so important, the President/CEO had also increased his loans to the Company during the year, now totaling $104,100.  The Company is also exploring other strategic options for its future, and at the end of January 2012, entered into a Share Exchange Agreement with Shangrao Bai Hua Zhou Industrial Co., Ltd. of China.  The closing is subject to a number of conditions including but not limited to the delivery by Shangrao of two-year audited and other financial statements of Shangrao, the accuracy at closing of the representations made by the parties in the Share Exchange Agreement, and the performance and compliance by the parties with each covenant and condition contained in the Share Exchange Agreement.  The closing is to be completed within 90 days of the date of the Share Exchange Agreement and should, we are hopeful, lead to enhancement of shareholder value.

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

Item 8.  Financial Statements and Supplementary Data.

DIONICS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

For the years ended December 31, 2011 and 2010

Page

Report of Independent Registered Public Accountant	F-16

Balance Sheets as of December 31, 2011 and December 31, 2010	F-17

Statements of Operations for years ended
December 31, 2011 and December 31, 2010	F-18

Statements of Shareholders’ Equity for the years ended
December 31, 2011 and December 31, 2010	F-19

Statements of Cash Flows for the years ended
December 31, 2011 and December 31, 2010	F-20

Notes to the Financial Statements	F-20 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Dionics, Inc.:

I have audited the balance sheet of Dionics, Inc. as of December 31, 2011 and 2010, and the related income statements, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dionics, Inc., as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, I express no such opinion.

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 28, 2012

DIONICS, INC. BALANCE SHEETS as of December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$23,000	$86,500
Accounts receivable - net of allowance of $2,000 in 2011 and $5,900 in 2010	38,600	75,100
Inventory	99,700	111,000
Prepaid expenses	13,200	16,600
Total Current Assets	174,500	289,200

Property, plant and other equipment, net of accumulated depreciation of $1,431,000 in 2011 and $1,428,600 in 2010	14,800	17,200

Other assets	21,100	21,100
TOTAL ASSETS	$210,400	$327,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$118,000	$24,700
Accrued expenses	17,200	6,800
Demand Promissory Notes, Officer	104,100	0
Total Current Liabilities	239,300	31,500

Convertible Note Payable, Officer	0	225,000

TOTAL LIABILITIES	239,300	256,500

Stockholders' equity
Common Stock / $.01 par value, 50,000,000 shares authorized, shares issued and outstanding - 25,797,834 in 2011 and 21,993,222 in 2010	258,000	219,900
Preferred Stock / $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid in capital	2,644,900	2,395,800
Accumulated Deficit	(2,711,200)	(2,324,100)

Less: Treasury Stock at cost (164,544 Shares in 2011 and 2010)	(220,600)	(220,600)

TOTAL STOCKHOLDERS' EQUITY	(28,900)	71,000
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$210,400	$327,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF OPERATIONS For the years ended December 31,
	2011	2010

Net sales	$492,200	$705,100

Cost of sales	488,100	656,300

Gross profit	4,100	48,800

Selling, general and administrative expenses	390,800	458,900

(Loss) from operations	(386,700)	(410,100)

Other income	0	1,900
Interest expense	0	0

Net (loss) before income taxes	(386,700)	(408,200)

Income taxes	400	1,000

Net (loss)	$(387,100)	$(409,200)

(Loss) per share	$(0.016)	$(0.019)

Weighted average number of shares outstanding	24,641,620	21,433,496

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 2011 and 2010

	Common Stock Number of Shares	Common Stock Value	Additional Paid in Capital	Deficit	Treasury Stock Number of Shares	Treasury Stock Cost	Total
Balance as of December 31, 2008	10,093,222	$100,900	$1,966,800	$(1,646,000)	164,544	$(220,600)	$201,100

Shares issued to Investor	11,000,000	110,000	330,000	0	0	0	440,000
Net (Loss)	0	0	0	(268,900)	0	0	(268,900)

Balance as of December 31, 2009	21,093,222	$210,900	$2,296,800	$(1,914,900)	164,544	$(220,600)	$372,200

Shares Issues to Consultant	900,000	9,000	99,000	0	0	0	108,000
Net (Loss)	0	0	0	(409,200)	0	0	(409,200)

Balance as of December 31, 2010	21,993,222	$219,900	$2,395,800	$(2,324,100)	164,544	$(220,600)	$71,000

Shares issued first quarter 2011	1,000,000	10,000	40,000	0	0	0	50,000

Promissory notes converted to shares	2,500,000	25,000	200,000	0	0	0	225,000

Shares issued second quarter 2011	304,612	3,100	9,100	0	0	0	12,200
Net (Loss)	0	0	0	(387,100)	0	0	(387,100)

Balance as of December 31, 2011	25,797,834	$258,000	$2,644,900	$(2,711,200)	164,544	$(220,600)	$(28,900)

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF CASH FLOWS For the years ended December 31,

	2011	2010

Cash flows from operating activities:
Net income (Loss)	$(387,100)	$(409,200)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,400	5,800
Allowance for Bad debt	(3,900)	600
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	40,400	(53,200)
Prepaid expenses	3,400	2,500
Inventory	11,300	32,500
Increase (Decrease) in:
Accounts payable	93,300	4,900
Accrued expenses	10,400	1,100
Net cash (used for) operating activities	(229,800)	(415,000)

Cash flow provided by (used for) investing activities:
Machinery & Equipment	0	(8,900)
Building improvements	0	(14,100)
Net cash used for investing activities	0	(23,000)

Cash flow provided by (used for) financing activities:
Conversion of promissory note	(225,000)	0
Demand promissory notes	104,100	0
Increase in Common Stock	38,100	9,000
Increase in Additional Paid in Capital	249,100	99,000
Net cash provided by financing activities	166,300	108,000

Net increase (decrease) in cash	(63,500)	(330,000)
Cash at beginning of period	86,500	416,500
Cash at end of period	$23,000	$86,500

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $21,600 as of December 31, 2011 and $14,900 as of December 31, 2010.

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

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Merchandise Inventory (continued)

Inventories are comprised of the following:

	December 31,	December 31,
	2011	2010
Raw materials	$ 0	$ 0
Work in process	60,800	68,000
Finished Goods	38,900	43,000
	$ 99,700	$ 111,000

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $2,000 at December 31,  2011 and $5,900 at December 31, 2010.  Management deems the amount of the allowance to be adequate.

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

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Stockholders’ Equity (continued)

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

Major Customers

For the year ended December 31, 2011, approximately 40.6% of total sales were to the Company’s 3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending December 31, 2011 and December 31, 2010. See NOTE 5.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	December 31, 2011	December 31, 2010
Trade accounts receivable	$ 40,600	$ 81,000
Less: allowance for doubtful accounts	2,000	5,900
	$ 38,600	$ 75,100

Bad debt was decreased $3,900 for year ended December 31, 2011. Bad debt expense was $600 for the year ended December 31, 2010.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	December 31, 2011	December 31, 2010
Building Improvements	$ 14,100	$ 14,100
Equipment	1,198,400	1,198,400
Furniture and Fixtures	233,300	233,300
	1,445,800	1,445,800
Less: accumulated depreciation	(1,431,000)	(1,428,600)
	$ 14,800	$ 17,200

Depreciation expense for the year ended December 31, 2011 was $2,400 and for the year ended December 31, 2010 was $5,800 respectively.

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

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

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
	$ 1,443,108

As of December 31, 2011 and December 31, 2010, the components of deferred tax assets were as follows:

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE  9 – SECURED DEMAND PROMISSORY NOTES: (continued)

On October 4, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $15,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

On October 25, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $5,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

On November 8, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $10,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

On November 29, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $5,000. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

On December 1, 2011, the Company’s chief executive officer made a loan to the Company in the amount of $4,131. Such loan is due on demand, accrues interest at 6% per annum and is secured by all the assets of the Company.

NOTE  10 – SUBSEQUENT EVENTS:

On January 30, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shangrao Bai Hua Zhou Industrial Co., Ltd., a company incorporated in the People’s Republic of China (“Shangrao”), and the sole shareholder of Shangrao (the “Shangrao Shareholder”).  Pursuant to the Exchange Agreement, at closing the Company will acquire 100% of the issued and outstanding shares of Shangrao from the Shangrao Shareholder in exchange for the issuance of  shares of common stock and convertible preferred stock so that the Shangrao Shareholder will upon conversion of the preferred stock hold 95.0% of the total shares of common stock of the Company to be outstanding upon closing of the Exchange Agreement.  In accordance with the Exchange Agreement, Shangrao has loaned the Company the sum of $200,000 (the “$200,000 Loan”) pursuant to a Non-Recourse Promissory Note which will be due one year from January 30, 2012.

The Exchange Agreement also provides that the Company shall transfer and assign to an entity (the “Acquisition Entity”) created by Bernard Kravitz, the Company’s President, all of the current assets of the Company and the Acquisition Entity shall assume all of the liabilities of the Company, including but not limited to the $200,000 Loan.  In addition, prior to the closing, the Exchange Agreement provides that Bernard Kravitz shall convert his demand notes owing from the Company into 2,000,000 shares of the common stock of the Company and agree to terminate the Put Agreement entered into on October 30, 2009 which has a minimum value of $300,000 and release the Company from any obligations thereunder.

DIONICS, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE  10 – SUBSEQUENT EVENTS: (continued)

Shangrao’s recovery against the Company or the Acquisition Entity, as the case may be, for failure to pay any amount owing under the $200,000 Loan shall be limited solely to up to 2,000,000 shares reserved by the Company, until the $200,000 Loan is assumed by the Acquisition Entity at which time Bernard Kravitz will pledge up to 2,000,000 of his own shares in place thereof.  The Company and the Acquisition Entity shall not be liable or have any personal liability in any other respect for the payment of any amount due under the $200,000 Loan.

In the event the Exchange Agreement is terminated by the Company due to the failure of Shangrao or the Shangrao Shareholder to comply in any material respect with any of the covenants, conditions, terms or agreements contained in the Share Exchange Agreement to be complied with or performed by it, which breach is not cured within ten days if capable of cure; or any representations and warranties of the Company or the Shangrao Shareholders shall have been materially false when made, then, and in such event only, the Company shall have no further liability under the Loan and it shall be deemed canceled.

The closing, which is to occur within 90 days of the date of the Exchange Agreement, is subject to a number of conditions including but not limited to the delivery by Shangrao of two-year audited and other financial statements of Shangrao, the accuracy at closing of the representations made by the parties in the Exchange Agreement, and the performance and compliance by the parties with each covenant and condition contained in the Exchange Agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

		Position and Offices	Director
Name	Age	with Company	Since
Bernard Kravitz	78	President, Secretary,	1969
		Treasurer and Director

Jeff Teng	56	Chairman of the Board and Director	2009

Roy Teng	32	Director	2009

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

To the Company’s knowledge, with respect to the year ended December 31, 2011, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2011, was an officer, director and greater than ten percent beneficial owner, were complied with.

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

Item 11.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2011 and December 31, 2010, of those persons who were, at December 31, 2011 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Bernard Kravitz, President	2011 2010	$93,600 $99,116	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$15,472(1) $29,600(1)	$109,072 $128,716

(1)

Includes matching contributions paid by the Company for Mr. Kravitz during 2010 and 2011 of $3,965 and $3,744, respectively, pursuant to the Company’s Savings and Investment Plan under section 401(k) of the Internal Revenue Code.   Also, includes health insurance premiums of $9,663 and $5,731 paid by the Company in 2010 and 2011, disability insurance premiums of $5,997 and $5,997 paid by the Company in 2010 and 2011, and insurance premiums of $9,975 and $0 paid by the Company in 2010 and 2011 for a long term care insurance policy for Mr. Kravitz obtained in the fourth quarter of 2008.  Does not include any other deferred compensation arrangements entered into with Mr. Kravitz as described below under “Deferred Compensation and Other Arrangements”.

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

See subsection “Summary Compensation Table” elsewhere herein for information on matching contributions paid by the Company for Mr. Kravitz during 2010 and 2011.

Employment Contracts

In connection with the CML Stock Purchase, on October 30, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with Bernard Kravitz pursuant to which Kravitz will continue to serve as Chief Executive Officer and President of the Company.  The term of the Employment Agreement shall be two years from October 30, 2009, provided that the term may be extended upon the written agreement of Kravitz and the Company.  Mr. Kravitz will receive an annual base salary of $93,600 subject to annual review for possible increase.  During the employment term, Kravitz shall be eligible to participate in any employee benefit plan and program that the Company maintains for its senior executives and he shall receive other benefits including health insurance, vacation, reimbursement of certain expenses, and provision for life insurance and continuation of long term care insurance.  The agreement also contains customary provisions for confidentiality, non-competition and indemnification. If the employment agreement is terminated due to death or disability, Kravitz or his estate will be paid his base salary and receive certain other benefits for eight weeks after death or disability.  If Kravitz’s employment is terminated for cause, salary shall cease at the date of termination.  If Kravitz terminates the agreement for Good Reason (as such term is defined in the Employment Agreement), the Company shall pay or provide to Kravitz his base salary and certain other benefits through the remainder of the employment term as if his employment had continued through the entire employment term.  Pursuant to the terms thereof, the Employment Agreement terminated as of October 30, 2011.

We do not have any termination or change in control arrangements with any of our named executive officer.  See, however, Part III. Item 13 for information on the Put Option Agreement entered into by Kravitz, CML and the Company on October 30, 2009.

Compensation of Directors

During the year ended December 31, 2011, no cash compensation was paid to the Company’s non-employee directors for their services as such.

The following table provides certain summary information concerning the compensation paid to the Company’s non-employee directors during fiscal 2011 for their services as such.  All compensation paid to Mr. Kravitz is set forth in the Summary Compensation table above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 25, 2012, by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding common stock; (ii) each of the Company’s directors; and (iii) directors and officers of the Company as a group:

		Percent(1)
Name and Address	Shares Owned	of Class
Bernard Kravitz	4,364,551(2)	17.0%
65 Rushmore Street
Westbury, NY

Alan Gelband	2,073,900(3)	8.1%
30 Lincoln Plaza
New York, NY

Central Mega Limited	6,550,000	25.6%
PO Box 957
Offshore Tower Incorp Centre Road
Tortola, BVI

Jeff Teng	6,550,000(4)	25.6%
P.O. Box 957 Offshore Tower Incorp Centre Road
Tortola, BVI

Sage Explorer Holding	6,450,000	25.2%
12/F, 99 Hennessy Road
Wan Chai, Hong Kong

Roy Teng	0	0
C8-2009 Fuli City Apt
Beijing, China

All Directors & Officers
as a Group (3 persons)	10,914,551	42.6%

(1)

Based upon 25,633,290 issued and outstanding shares of common stock.

(2)

Includes 4,347,036 shares of record and 17,515 shares owned by his late wife’s estate. Does not include 974,105 shares owned by Keith Kravitz, adult son of Bernard L. Kravitz.  Bernard L. Kravitz disclaims any beneficial ownership with respect to any shares owned by Keith Kravitz.

(3)

Includes 1,973,900 shares of record and 100,000 shares owned by Mr. Gelband’s wife.

 (4)

All 6,550,000 shares are directly owned by Central Mega Limited (“CML”). Jeff Teng is the President of CML and has voting and dispositive control over securities held by CML.

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

In connection with the CML Stock Purchase, on October 30, 2009, Kravitz, CML and the Company entered into a Put Option Agreement (the “Put Agreement”) pursuant to which Kravitz has been granted a put option (the “Put Option”) to be exercised at the sole option of Kravitz at the end of the initial  two year term of the Employment Agreement described below (or an earlier termination pursuant to the certain other terms of the Employment Agreement), to sell to CML a maximum of 1,000,000 previously issued shares of the common stock of the Company (the “Put Shares”) at a price equal to the then current market price multiplied by .80, with a minimum purchase price per share of $0.30 and a maximum purchase price per share of $0.80, provided that in the event CML does not comply with the terms and conditions of the Put Agreement, the Company shall be required to purchase the Put Shares at the same price applicable to the Put Option.  In November 2011, Kravitz elected to exercise the Put Option with respect to all of the Put Shares although to date CML has failed to purchase the shares subject thereto.  See Part I, Item 1, “Recent Developments” for information on the Share Exchange Agreement entered into with Shangrao on January 30, 2012 pursuant to which, among other things, Kravitz will terminate the Put Agreement upon closing.

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

See Part III, Item 11, “Employment Contracts” for information on an employment agreement entered into as of October 30, 2009 with Mr. Kravitz pursuant to which Kravitz will continue to serve as Chief Executive Officer and President of the Company.  Such agreement terminated as of October 30, 2011.

During the year ended December 31, 2011, Kravitz has made loans to the Company in the principal amount of $104,131.  All such loans are due on demand, accrue interest at 6% per annum and are secured by all of the assets of the Company.  The Share Exchange Agreement entered into with Shangrao on January 30, 2012 provides that prior to the closing Kravitz shall convert his demand notes owing from the Company into 2,000,000 shares of common stock of the Company.

 Other than the foregoing, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) in which any director, executive officer, person nominated or chosen to become a director, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Fee Category	Fees	Fees
Audit Fees	$30,500	$21,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$30,500	$21,000

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

(3)

Exhibits

3.1	Company’s certificate of incorporation, as amended(1)
3.2	Company’s by-laws(1)
4.1	Specimen of common stock certificate(1)
10.1	Lease Agreement dated as of July 27, 2005 between Dionics, Inc. and 65 Rushmore Realty, LLC(1)
10.2	Agreement dated as of May 1, 2009 between Dionics, Inc. and Bernard L. Kravitz(1)
10.3	Convertible Promissory Note between Dionics, Inc. and Bernard L. Kravitz dated May 1, 2009(1)
10.4	Stock Purchase Agreement dated as of October 8, 2009 by and among Dionics, Inc., Central Mega Limited and Bernard Kravitz(1)
10.5	Put Option Agreement dated as of October 30, 2009 by and among Bernard Kravitz, Central Mega Limited and Dionics, Inc. (1)
10.6	Termination Agreement dated October 30, 2009 between Dionics, Inc. and Bernard Kravitz(1)
10.7	First Amendment to Convertible Promissory Note dated October 30, 2009(1)
10.8	Employment Agreement dated as of October 30, 2009 by and between Dionics, Inc. and Bernard Kravitz(1)
10.9	Second Amendment to Convertible Promissory Note dated June 7, 2010(1)
10.10	Share Exchange Agreement dated as of January 30, 2012 among Dionics, Inc., Shangrao Bai Hua Zhou Industrial Co., Ltd., and the shareholder of Shangrao Bai Hua Zhou Industrial Co., Ltd. (1)
23.1	Consent of Michael F. Albanese, CPA
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Shareholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

(1)

Previously filed and incorporated herein by reference.

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONICS, INC.

(Registrant)

By:  /s/ Bernard L. Kravitz

         Bernard L. Kravitz, President

Dated:   March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Bernard Kravitz	President, Secretary,	March 30, 2012
Bernard Kravitz	Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)

/s/ Jeff Teng	Chairman of the Board and Director	March 30, 2012
Jeff Teng

/s/ Roy Teng	Director	March 30, 2012
Roy Teng

42