Form 10-Q
period 2012-03-31
DIONICS INC
filed 2012-05-15
CIK 29006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   [    ]   No   [  X  ]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on May 11, 2012 was 25,633,290.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended March 31, 2012

Page

Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited)	4

Statements of Operations for the three months ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	6

Notes to the Financial Statements	7-15

DIONICS, INC. BALANCE SHEETS
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$98,300	$23,000
Accounts receivable - net of allowance of $1,300 in 2012 and $2,000 in 2011	24,400	38,600
Inventory	109,100	99,700
Prepaid expenses	10,200	13,200
Total Current Assets	242,000	174,500

Property, plant and other equipment, net of accumulated depreciation of $1,431,500 in 2012 and $1,431,000 in 2011	14,300	14,800

Other assets	21,100	21,100
TOTAL ASSETS	$277,400	$210,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$84,100	$118,000
Accrued expenses	27,000	17,200
Demand Promissory Notes, Officer	104,100	104,100
Total Current Liabilities	215,200	239,300

Loan from Investors	200,000	0
TOTAL LIABILITIES	415,200	239,300

Stockholders' equity
Common Stock/$.01 par value, 50,000,000 shares authorized, shares issued and outstanding - 25,797,834 in 2012 and in 2011	258,000	258,000
Preferred Stock/$.01 par value, 1,000,000 shares authorized, 0 shares issues and outstanding	0	0
Additional paid in capital	2,644,900	2,644,900
Accumulated Deficit	(2,820,100)	(2,711,200)
Less: Treasury Stock at cost (164,544 Shares in 2012 and 2011)	(220,600)	(220,600)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(220,600)	(220,600)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$194,600	$18,700

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF OPERATIONS For the three months ended March 31, (Unaudited)
	2012	2011

Net sales	$107,400	$116,000

Cost of sales	123,000	128,500

Gross profit (loss)	(15,600)	(12,500)

Selling, general and administrative expenses	93,400	114,700

(Loss) from operations	(109,000)	(127,200)

Other income	100	0
Interest expense	0	0

Net (loss) before income taxes	(108,900)	(127,200)

Income taxes	0	0

Net (loss)	$(108,900)	$(127,200)

(Loss) per share	$(0.004)	$(0.006)

Weighted average number of shares outstanding	25,797,834	22,159,889

The accompanying notes are an integral part of the financial statements.

DIONICS, INC. STATEMENTS OF CASH FLOWS For the three months ended March 31, (unaudited)
	2012	2011

Cash flows from operating activities:
Net income (Loss)	$(108,900)	$(127,200)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	600
Allowance for Bad debt	(700)	(3,500)

Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	14,900	32,600
Prepaid expenses	3,000	3,900
Inventory	(9,400)	(4,000)
Increase (Decrease) in:
Accounts payable	(33,900)	18,700
Accrued expenses	9,800	6,600
Net cash (used for) operating activities	(124,700)	(72,300)

Cash flow provided by financing activities:
Proceeds from Sale of Common Stock	0	50,000
Loan from Investors	200,000
Net cash provided by financing activities	200,000	50,000

Net increase (decrease) in cash	75,300	(22,300)

Cash at beginning of period	23,000	86,500
Cash at end of period	$98,300	$64,200

The accompanying notes are an integral part of the financial statements.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2012

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.  The amount of federally insured cash deposits was $96,900 as of March 31, 2012 and $21,600 as of December 31, 2011.

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

Inventories are comprised of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$ 0	$ 0
Work in process	65,500	60,800
Finished Goods	43,600	38,900
	$ 109,100	$ 99,700

DIONICS, INC.

Notes to the Financial Statements

March 31, 2012

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

Bad Debt

The Company maintained an allowance for doubtful accounts of $1,300 at March 31, 2012 and $2,000 at December 31, 2011.  Management deems the amount of the allowance to be adequate.

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

March 31, 2012

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Major Customers

For the three months ended March 31, 2012, approximately 44.2% of total sales were to the Company’s 3 largest customers.

Basic Earnings per Common share

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS gives effect to all dilutive potential shares outstanding (i.e. options and warrants) during the period.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no deferred taxes for the period ending March 31, 2012 and December 31, 2011. See NOTE 4.

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

March 31, 2012

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

March 31, 2012

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

NOTE 2 – TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable were as follows:

	March 31,	December 31,
	2012	2011
Trade accounts receivable	$ 25,700	$ 40,600
Less: allowance for doubtful accounts	1,300	2,000
	$ 24,400	$ 38,600

Bad debt was decreased $700 for three month period ended March 31, 2012 and $3,900 for the year ended December 31, 2011.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, Plant and Equipment consisted of the following:

	March 31,	December 31,
	2012	2011
Building Improvements	$ 14,100	$ 14,100
Equipment	1,198,400	1,198,400
Furniture and Fixtures	233,300	233,300
	1,445,800	1,445,800
Less: accumulated depreciation	(1,431,500)	(1,431,000)
	$ 14,300	$ 14,800

Depreciation expense for the three month period ended March 31, 2012 was $500 and for the year ended December 31, 2011 was $2,400.

NOTE 4 – TAXES AND NET OPERATING LOSS CARRY FORWARDS:

The Federal Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 460,401	2017
2003	258,213	2018
2004	35,802	2019
2006	48,524	2021
2008	710	2023
2009	268,866	2024
2010	409,269	2025
2011	387,041	2026
	$1,868,826

The New York State Net Operating Loss Carry Forwards are as follows:

Year	Amount	Year of Expiration
2002	$ 432,797	2017
2003	257,316	2018
2004	34,380	2019
2006	48,524	2021
2009	265,691	2024
2010	404,472	2025
2011	387,268	2026
	$1,830,448

As of March 31, 2012 and December 31, 2011, the components of deferred tax assets were as follows:

	March 31,	December 31,
	2011	2011

Accounts receivable allowance	$ 700	$ 700
Net operating loss-carry-forward	387,000	327,500
Total gross deferred tax assets
(at 34% statutory rate)	387,700	328,200
Less: Valuation allowance	(387,700)	(328,200)
Net deferred tax assets	$ 0	$ 0

DIONICS, INC.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

NOTE 4 – TAXES AND NET OPERATING LOSS CARRY FORWARDS: (continued)

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

NOTE 5 – COMMITMENTS AND CONTINGENIES:

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

DIONICS, INC.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENIES: (continued)

On October 30, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with the chief executive officer pursuant to which the chief executive officer will continue to serve as Chief Executive Officer and President of the Company.  The term of the Employment Agreement shall be two years from the Closing Date, provided that the term may be extended upon the written agreement of the chief executive officer and the Company.  The chief executive officer will receive an annual base salary of $93,600 subject to annual review for possible increase, and will receive other benefits.  The Employment Agreement expired as of October 30, 2011.

NOTE  6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

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

NOTE  7 – STOCK PLAN:

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

NOTE  8 – SECURED DEMAND PROMISSORY NOTES:

Between July 11, 2011 and December 1, 2011, the Company’s chief executive officer made a series of loans to the Company in the aggregate principal amount of $104,131. Such loans are due on demand, accrue interest at 6% per annum and are secured by all the assets of the Company.

DIONICS, INC.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

NOTE  9 – SHARE EXCHANGE AGREEMENT AND INVESTOR LOAN:

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

NOTE  10 – SUBSEQUENT EVENTS

See NOTE 9 for information on the Share Exchange Agreement entered into with Shangrao Bai Hua Zhou Industrial Co., Ltd. (“Shangrao”), and the sole shareholder of Shangrao.  On May 3, 2012, the parties agreed to extend the closing or the closing date of the Share Exchange Agreement to on or before June 30, 2012.

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

Liquidity and Capital Resources

The Company’s primary source of funds is cash flow from operations in the normal course of business. On March 31, 2012 the Company had Working Capital of $26,800 and Stockholders’ Deficit of $137,800.  This compares to Working Capital of negative $64,800 and Stockholder’s Deficit of $28,900 on December 31, 2011. Total Assets were $277,400 and Total Liabilities were $415,200 at March 31, 2012 (including a $104,000 Demand Note due the Company’s CEO and a $200,000 Loan from Shangrao Bai Hua Zhou Industrial Co., Ltd. (“Shangrao”)) as compared to Total Assets of $210,400 and Total Liabilities of $239,300 at December 31, 2011.  Such $200,000 Loan was provided by Shangrao in connection with the Share Exchange Agreement entered into with Shangrao on January 30, 2012.

Net cash used in operating activities in the 3-months ended March 31, 2012 was $124,700, which was primarily the result of a net loss of $108,900, plus an increase in inventory of $9,400 and a decrease in accounts payable of $33,900, offset by a decrease in accounts receivable of $14,900 and an increase in accrued expenses of $9,800.  This compares to net cash used in operating activities in the 3-months ended March 31, 2011 of $72,300, which was the result primarily of a net loss of $127,200 offset by a decrease in accounts receivable of $32,600 and an increase in accounts payable of $18,700, plus the net result of changes in several other smaller items.

Net cash provided by financing activities was $200,000 for the 3-months ended March 31, 2012 which was due to the $200,000 Loan made by Shangrao during the first quarter of 2012 compared to net cash provided by financing activities for the 3-months ended March 31, 2011 of $50,000 which was due to an emergency equity investment of $50,000 made by the Company’s CEO in March 2011.

There was no net cash provided by or used for investing activities for the three months ended March 31, 2012 and three months ended March 31, 2011.

Results of Operations

For the last several years, the Company has been struggling against the lingering effects of a national recession, particularly evident in the primary market segment served by Dionics, Inc.  Perhaps showing a “bottoming out” pattern, the 2012 First Quarter financial results are very close to those of the same period last year.

Sales in the First Quarter of 2012 were $107,400 as compared to $116,000 in the First Quarter of 2011.  Cost of Sales in the current period was $123,000 as compared to $128,500 in the First Quarter of 2011. As a result both of fixed costs which could not be reduced on lower sales volume, plus ongoing expenses in our cost-reduction program for our PV MOSFET-Driver product-line, the above results produced a Gross Loss of $15,600 in the current period and $12,500 in the same period last year.

The one area where some cost reduction was evident was in Selling, General and Administrative Expenses.  SG&A Expenses dropped to $93,400 in the First Quarter of 2012 as compared to $114,700 in the same period of 2011, the earlier period being affected unfavorably by erratic timing in the billing for certain professional fees.

With the benefit of the lower SG&A Expense, the First Quarter of 2012 showed a reduced Net Loss of $108,900 versus a Net Loss of $127,200 in the First Quarter of 2011.

Based on the terms of our recently signed Share Exchange Agreement entered into with Shangrao,   the Closing of which is scheduled to occur on or before June 30, 2012, we will transfer all Assets and Liabilities of the current operations, including the $200,000 debt described above made by Shangrao, to what will be a newly created, privately-owned entity.  It is intended that our current operations will be moved to a new but smaller manufacturing facility and will be making other adjustments in our business model in an effort to stabilize financial results.  Such transfer of the Assets and Liabilities of the current operations is contemplated to be made as part of the transactions to be consummated pursuant to the Share Exchange Agreement in which we will at closing acquire control of the business and operations of Shangrao.

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

Recently Issued Accounting Pronouncements Affecting the Company

Please refer to the notes to our financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

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

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

_____________________

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

DIONICS, INC.

    (Registrant)

Dated: May 14, 2012	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, President

Dated: May 14, 2012	By: /s/ Bernard L. Kravitz
Bernard L. Kravitz, Principal Financial Officer