Form 10-Q
period 2012-06-30
DIONICS INC
filed 2012-08-14
CIK 29006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-08161

DIONICS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2166744 (I.R.S. Employer Identification Number)

No.8 Ji Yang Road, Xinzhou District Shangrao City, Jiangxi Province, China	334000
(Address of principal executive offices)	(Zip Code)

86 793 8070319 / 86 793 8070676
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).       Yes   ☐   No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Common Stock ($.01 par value) of the Issuer as of the close of business on August 1, 2012 was 47,883,290.

DIONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

Period Ended June 30, 2012

Page

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

Statements of Operations and Comprehensive Income for the six and three months ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited)	5

Statements of Cash Flows for the six months ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited)	6

Notes to the Financial Statements	7-17

Dionics Inc.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,256,096	$419,921
Accounts receivable	2,302,343	503,697
Related party receivable	209,215	2,905,211
Prepaid lease	115,949	261,540

Total Current Assets	3,883,603	4,090,369

Prepaid deposit	5,949,467	-
Other receivable	-	84,297
Property and equipment, net	378,011	337,924
Land use rights, net	172,408	173,315
Groves and orchard	14,744,155	14,614,340
Inventories	5,903,363	7,934,833

TOTAL ASSETS	$31,031,007	$27,235,078

LIABILITIES AND OWNERS’ EQUITY
Current liabilities
Short-term loan	$221,912	$220,178
Accounts payable	200,626	369,207
Deferred Revenue	10,895	43,240
Other payables	257,891	181,501
Related party payable	-	882,745
Obligation under capital lease - current	9,325	8,728
Total Current liabilities	700,649	1,705,599

Long-term liabilities
Obligation under capital lease - non current	352,011	369,785
Total long-term liabilities	352,011	369,785

Total liabilities	1,052,660	2,075,384

Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
50,000 shares issued and outstanding at June 30, 2012
and December 31, 2011, respectively	500	500
Common stock, $0.01 par value, 50,000,000 shares authorized, at
June 30, 2012 and December 31, 2011, respectively	478,833	200,000
Additional paid in capital	1,699,402	1,978,235
Retained Earnings	26,543,056	21,925,494
Accumulated other comprehensive income	1,256,556	1,055,465
Total Equity	29,978,347	25,159,694

TOTAL LIABILITY PLUS EQUITY	$31,031,007	$27,235,078

See accompanying notes to consolidated financial statements.

Dionics Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED - AMOUNTS EXPRESSED IN US DOLLARS)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue
Revenue from third parties	$6,075,758	$10,517,205	$13,289,687	$11,303,134
	6,075,758	10,517,205	13,289,687	11,303,134

Costs of Sales	2,593,186	3,689,155	4,056,069	3,866,456

Gross profit	3,482,572	6,828,050	9,233,618	7,436,678

Operating Expenses
Selling Expenses	286,778	36,314	475,173	62,928
General and Administrative Expenses	453,189	35,619	494,514	75,080
Total operating expenses	739,967	71,933	969,687	138,008

Income from operations	2,742,605	6,756,117	8,263,931	7,298,670

Other income (expenses)
Subsidy income	3,003	-	3,003	-
Interest income (expenses)	28,033	479	28,707	484
Interest income from related party	71,989	-	119,391	-
Interest (expenses) to related party	(22,873)	(355,611)	(24,438)	(464,086)
Interest (expenses) for capital lease and bank	(11,895)	(10,829)	(24,438)	(21,417)
Total other income (expenses)	68,257	(365,961)	102,225	(485,019)

Income before provision for income taxes	2,810,862	6,390,156	8,366,156	6,813,651

Provision for income taxes	-	-	-	-

Net income	$2,810,862	$6,390,156	$8,366,156	$6,813,651

Other comprehensive income

Foreign currency translation adjustment	44,654	222,874	201,091	282,184

Total comprehensive income	$2,855,516	$6,613,030	$8,567,247	$7,095,835

Weighted average basic shares outstanding	20,306,410	20,000,000	20,153,205	20,000,000
Weighted average diluted shares outstanding	530,106,410	529,800,000	529,953,205	529,800,000
Basic EPS	$0.14	$0.32	$0.42	0.34
Diluted EPS	$0.01	$0.01	$0.02	0.01

See accompanying notes to consolidated financial statements.

Dionics Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS EXPRESSED IN US DOLLARS)

	For the six months ended June 30,
	2012	2011
Cash flows provided from operating activities:
Net income	$8,366,156	$6,813,651
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and Amortization	15,124	10,496
Inventory write-off	36,271	90,650
Changes in other operating assets and liabilities:
Accounts receivable	(1,793,991)	(3,645,325)
Prepaid expenses	147,594	144,840
Inventories	2,056,908	849,507
Accounts payable	(171,424)	1,323,305
Deferred revenue	(32,673)	(30,065)
Other payables	74,932	12,515
Net cash provided by operating activities	8,698,897	5,569,574

Cash flows (used in) provided by investing activities:
Groves and orchard	(14,680)	(80,904)
Receipt from related party loan	11,346,859	-
Loan to related party	(8,708,287)	-
Receipt from third party loan	84,928	-
Loan to third party	-	(3,684,959)
Purchase of equipment	(50,264)	(23,127)
Prepaid deposit for office building	(5,947,189)	-
Net cash (used in) investing activities	(3,288,633)	(3,788,990)

Cash flows (used in) provided by financing activities:
Treasury stock	(3,748,594)	-
Receipt from related party loan payable	371,888	3,430,478
Payment to related party payable	(1,181,947)	(5,051,955)
Capital lease payment	(20,151)	(19,293)
Net cash (used in) financing activities:	(4,578,804)	(1,640,770)
Effect of exchange rate on cash and cash equivalents	4,715	4,062
Net increase in cash and cash equivalents	836,175	143,876

Cash and cash equivalents, beginning of year	419,921	138,614
Cash and cash equivalents, end of year	$1,256,096	$282,490

Supplementary cash flow information:
Cash paid for interest	$24,438	$21,417
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements.

1.	Basis of presentation

The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in our statutory accounts of our subsidiaries in the People’s Republic of China (“PRC”), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with US GAAP and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

2.	Organization and principal activities

On January 30, 2012, Shangrao Baihuazhou Industrial Co., Ltd. (“Shangrao”), a Chinese limited liability company, and its then shareholder, Li Xiaoling, entered into a Share Exchange Agreement with the shareholders of Dionics Inc. (“Dionics”) (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, Li Xiaoling was to transfer 100% of the outstanding shares of Shangrao, in exchange for 20,000,000 shares of common stock (the "Common Shares") and 50,000 shares of preferred stock of Dionics convertible into 509,800,000 shares of common stock of Dionics that, together with the Common Shares, would represent 95% of the total shares of common stock to be outstanding upon closing of the transactions contemplated by the Original Exchange Agreement.

As contemplated by the Original Exchange Agreement, Shangrao loaned Dionics $200,000 (the “Loan”) pursuant to a non-recourse promissory note which was due January 30, 2013 (the “Note”).  The Original Exchange Agreement also provided that prior to the closing Dionics would transfer and assign to an entity (the “Acquisition Entity”) created by Dionics’ then President, all of the current assets and that the Acquisition Entity would assume all of our liabilities, including but not limited to the Note.

On June 29, 2012, Dionics entered into an amendment to the Original Exchange Agreement  pursuant to which Dionics agreed to acquire all of the outstanding shares of Bai Hua Zhou Green Resources (China) Investment Group Limited, a company incorporated under the laws of the British Virgin Islands (“Baihuazhou”), from Martian Investment Limited, of which Ms. Li was the director and sole owner, instead of the shares of Shangrao, on the same terms and conditions set forth in the Exchange Agreement. Baihuazhou was formed by Li Xiaoling on March 13, 2012 as a holding company to manage  and control the operations of Shangrao through a series of variable interest entity contractual agreements among a company incorporated under the laws of the People’s Republic of China (the “PRC”) as a wholly-owned foreign enterprise (“WFOE”), indirectly owned by Baihuazhou through a wholly-owned subsidiary of Baihuazhou incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, due to restrictions on the ownership of businesses with operations in the PRC by foreign entities.

On June 29, 2012, Dionics and Martian Investment Limited consummated the Original Exchange Agreement as amended and the Acquisition Entity and Shangrao entered into an agreement to extend the maturity date of the Note until January 30, 2014.

The business combination was accounted for as a reverse merger, whereby Baihuazhou is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of Dionics.

In accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Baihuazhou will be deemed to have undergone a recapitalization, whereby it was deemed to have issued common equity shares to Dionics’ common equity holders. Accordingly, although Dionics, as the parent company of Baihuazhou, was deemed to have legally acquired Baihuazhou, in accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Baihuazhou’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Baihuazhou with Dionics.

Baihuazhou was incorporated in British Virgin Islands (“BVI”) as a limited liability company on March 13, 2012. Green Resources (China) Investment Group Limited (“Baihuazhou HK”) was incorporated under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”) on January 27, 2012. On March 23, Baihuazhou acquired 100% of the shares of Baihuazhou HK through a reorganization of equity interests between entities under common control.
.
On March 2, 2012, Baihuazhou HK established Shangrao Baihuazhou Green Resources Agriculture Technology Development Co., Ltd. (“WFOE”). On April 17, 2012, Baihuazhou HK through its WFOE entered into a series of variable interest entity contractual agreements with Shangrao, pursuant to which, WFOE indirectly controls Shangrao. Shangrao was incorporated in Shangrao City, Jiangxi Province as a limited liability company on November 27, 2002. Shangrao is principally engaged in forest harvesting and bonsai tree stump processing in the PRC and undertaking greening work services. It is a Jiangxi provincial player in the ecological development industry, currently involved in seedlings, protective collecting, and overall plant processing. Shangrao holds an exclusive thirty year forest harvesting license over Mount Wu Fu for 460 square kilometers. Green Resources had no operations other than those related to its incorporation.

Dionics, Bai Hua Zhou Green Resources, Green Resources, WFOE and Shangrao are referred to herein collectively as the “Company” or “we”, “us”, “our”.

3.	Retained Earnings and Statutory Surplus Reserve

In accordance with the China Company Laws, the Company is required to allocate at least 10% of its after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital   (RMB15,000,000, USD$2,178,735). Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors of the Company. The Company did not make any appropriations to the enterprise expansion fund and staff welfare and bonus funds during the periods ended June 30, 2012, and December 31, 2011. Staff welfare balance is carried forward from prior years.

	June 30,	December 31,
	2012	2011
PRC statutory reserve funds	$2,178,735	$1,074,068
Unreserved retained earnings	24,364,321	20,851,426
	$26,543,056	$21,925,494

4.	Concentration of credit risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and other receivables. The Company places its cash and cash equivalents, amounting to $1,164,432 and $357,518 as of June 30, 2012 and December 31, 2011, with financial institutions that management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

The Company had sales contracts with two major customers, Changsha Luchuan Seedling Cooperation and Youbang Agriculture & Forestry Comprehensive Development Co. Ltd. that represented 11% of the Company’s total sales respectively for the six months ended June 30, 2012.

The Company had sales contracts with five major customers in the six months ended June 30, 2011. These included Changsha Luchuan Seedling Cooperation, 27% of the Company’s total sales in such period, Shangrao Youbang Agriculture & Forestry, 26% of total sales in such period, Zhejiang Borong Gardening, 20% of total sales in such period, Jinhua Jiangya Seedling, 10% of total sales, and Shangrao Boju Material Trading, 16% of total sales for the six months ended June 30, 2011.

Three customers, Jinhua Jiangya Seedling, Changsha Luchuan Seedling Cooperation, and Shangrao Boju Material Trading accounted for 26%, 28%, and 43%, respectively, of the Company’s accounts receivable balance at June 30, 2012. Three customers, Jiyang Real Estates, Guanrui Real Estates, and Joy Fruit Greening Co., Ltd. accounted for 31%, 10% and 27%, respectively, of the Company’s accounts receivable balance at December 31, 2011.

5.	Cash and cash equivalents

	June 30,	December 31,
	2012	2011

Cash on hand	$91,664	$62,403
Cash in bank	1,164,432	357,518
Total	$1,256,096	$419,921

6.	Accounts receivable

	June 30,	December 31,
	2012	2011

Due from third parties	$2,302,343	$503,697
Total	$2,302,343	$503,697

7.	Other receivable

	June 30,	December 31,
	2012	2011
Shangrao Xinchen Guarantee Co.,Ltd.	$-	$84,297
Total	$-	$84,297

On March 20, 2011, the Company loaned RMB38,000,000 (about $5.8 million) to Shangrao Xinchen Guarantee Co., Ltd. (“Xinchen”). The loan has no collateral. All the borrowings under the loan must be returned on the loan termination date, March 13, 2013. All the unpaid balance after the termination date will be converted into shares of Xinchen. The conversion rate is calculated based on the percentage of its unpaid amount divided by the net assets of Xinchen on March 13, 2013. Xinchen paid off the entire outstanding amount as at June 30, 2012.

The interest rate for the loan is charged according to the commercial bank loan interest rate, which is 12% annually in 2012 and 2011. The interest received was $1,470 and $0 respectively, for the six months ended at June 30, 2012 and for the three months ended at June 30, 2012.

8.	Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Related parties with whom the Company has had transactions are:

Related Parties	Relationships

Jiangxi Jiahe Electronics Co., Ltd.	The Company's shareholder owns 85% of the shares of Jiangxi
Li Xiaoling	Shareholder of the Company

a.	Related party receivable

	June 30,	December 31,
	2012	2011
Jiangxi Jiahe Electronic Co., Ltd. (loan)	$-	$2,876,447
Jiangxi Jiahe Electronic Co., Ltd. (interest receivable)	-	28,764
Li Xiaoling	209,215	-
Total	$209,215	$2,905,211

On August 31, 2011, the Company loaned RMB50,000,000 (about $7.8 million) to Jiangxi Jiahe Electronic Co., Ltd. (“Jiahe”). The loan had no collateral. All the borrowings were to be repaid on or prior to August 31, 2012.  The unpaid balance after the termination date was to be converted into shares of Jiahe. The conversion rate is calculated based on the percentage of unpaid amount divided by the net assets of Jiahe on December 31, 2012. Jiahe has paid off the entire outstanding amount as at June 30, 2012.

The interest received from Jiahe was $117,589, $47,382 and $28,764, respectively for the six months ended June 30, 2012, for the three months ended June 30, 2012 and for the year December 31, 2011.

The personal loan to Li Xiaoling bears interest of 12% per annum. The interest received from Li Xiaoling was $1,802 for the six months ended June 30, 2012. Li Xiaoling paid off the entire outstanding amount as at July 6, 2012.

b.	Related party payable

	June 30,	December 31,
	2012	2011
Li Xiaoling (the shareholder of the Company)	-	882,745
Total	$-	$882,745

The loan from shareholder bears an interest rate of 10% per annum. The interest expense from the loan was $1,565, $0, and $108,475 for the six months ended June 30, 2012, for the three months ended June 30, 2012, and December 31, 2011 respectively.

9.	Inventory

	June 30,	December 31,
	2012	2011
Plants and products
Stump & Bonsai	$2,134,096	$3,556,453
Arbor	2,136,821	2,562,415
Globes	809,342	839,001
Saplings	13,238	87,396
Root carvings	35,699	36,300
Dry piles & gloomy wood	774,167	853,268
	$5,903,363	$7,934,833

10.	Groves and orchard

	June 30,	December 31,
	2012	2011
Groves and Orchard
Camellia trees	$2,416,692	$2,397,802
Chinese firs	1,689,482	1,601,931
Roses	1,654,917	1,641,982
Chestnut trees	4,847,508	4,809,618
The original ecology	4,135,556	4,163,007
	$14,744,155	$14,614,340

11.	Prepaid lease

	June 30,	December 31,
	2012	2011
Prepaid leases – Wu Fu Base	$42,401	$84,140
Prepaid leases – Zao Tou Base	38,835	100,338
Prepaid leases – Shi Shi Base	34,713	77,062
Total	$115,949	$261,540

a)
On November 16, 2002, the Company entered into a lease agreement with the local government of Wu Fu Mountain as the Company’s nursery cultivation base. The lease contract is for 30 years starting from November 16, 2002 to November 16, 2032 for RMB535,000 per year. The total rental is RMB16,050,000 (about $1.9 million ). The Company is required to prepay an annual rental of RMB535,000 (about $0.08 million ) in advance for the following year.

b)
On October 20, 2002, the Company entered into a lease agreement with the local government of Zao Tou Town as the Company’s nursery cultivation base. The lease contract is for 30 years starting from October 20, 2003 to October 20, 2033 for RMB438,000 per year. The total rental is RMB13,140,000 (about $1.6 million). The Company is required to prepay an annual rental fee of RMB438,000 (about $0.07 million) and the minimum lease payment for the capital leased greenhouses of RMB200,000 (about $0.03 million) in advance for the following year.

c)
On April 1, 2006, the Company entered into a lease agreement with the local government of Shi Shi Town as the Company’s nursery cultivation base. The lease is for 50 years from April 1, 2006 to April 1, 2056 for RMB390,000 per year. The total rental is RMB19,500,000 (about $2.4 million). On January 1, 2007, the Company entered into another lease agreement with the local government of Shi Shi Town for the expansion of the nursery base. The lease is for 50 years from January 1, 2007 to January 1, 2057 for RMB100,000 per year. The total rental is RMB5,000,000 (about $0.6 million). The Company is required to prepay an annual rental of RMB490,000 (about $0.07 million) in advance for the following year.

For the six months ended June 30, 2012, and 2011, the Company recorded lease expense in cost of sales of $115,949 and $111,848, respectively.

For the three months ended June 30, 2012, and 2011, the Company recorded lease expense in cost of sales of $26,410 and $56,155, respectively.

12.	Prepaid deposit

On June 1, 2012, due to the rebuilding of the current office area, the Company entered into an agreement with Jiangxi Guankang Industrial Co., Ltd. (“Guankang”) to purchase properties as the Company’s office building. As required by the contract, the Company prepaid 45% of the total purchase price to fund the construction of the building. The land certificate owned by Guankang was pledged as collateral to the Company. The building will begin to be constructed during October 2012 with expected completion before December 2013.

The Company plans to move out of its current building during November 2012. The Company will rent from November 2012 to November 2013 until the office building is completed. The new rental contract is currently under negotiation.

	June 30,	December 31,
	2012	2011
Prepaid deposit	$5,949,467	$-
Total	$5,949,467	$-

The future payments required as of June 30, 2012, are as follows:

Fiscal year ending:	Amount
2012	$2,644,205
2013	4,627,352
Total payment commitment	$7,271,557

13.	Property and equipment, net

At June 30, 2012, and December 31, 2011, the property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Base Greenhouses	$437,123	$432,808
Base Tools and Equipment	19,695	23,786
Office Equipment	5,611	-
Motor Vehicles	48,045	-
Total	510,474	456,594
Less: accumulated depreciation	(132,463)	(118,670)
Total fixed assets, net	$378,011	$337,924

14.	Land use rights

On May 6, 2008, the Company entered into a nursery purchase agreement with Jiangxi Yiqing Industrial Co., Ltd. (“Yiqing”). The Company acquired the entire nursery plants of Maple Ridge Base from Yiqing. The nursery purchase price totaling RMB26 million includes 40-year land use rights. Land use rights acquired was initially recognized at RMB730,000 (about $0.1 million) and is amortized on a straight-line basis over the period of the lease term.

On November 15, 2008, the Company entered into a nursery purchase agreement with Jiangxi Red Rose Agriculture Development Co., Ltd. (“Red Rose”). The Company acquired the entire nursery plants of Dragon Tiger Base from Red Rose. The nursery purchase price totaling RMB40 million includes 44-year land use rights. Land use rights acquired was initially recognized at RMB458,000 (about $0.06 million) and is amortized on a straight-line basis over the period of the lease term.

At June 30, 2012, and December 31, 2011, the land use rights consist of the following:

	June 30,	December 31,
	2012	2011
Feng Ling Tou Base	$105,586	$106,197
Long Hu Base	66,822	67,118
Total	$172,408	$173,315

15.	Short-term loan

	June 30,	December 31,
	2012	2011
Bank loan from Shangrao Bank Fumin Branch	$221,912	$220,178
Total	$221,912	$220,178

The Company entered a bank loan agreement with Shangrao Bank Fumin branch. The loan is for 12 months from December 13, 2010 to December 12, 2011 with an annual interest rate of 9.36%. The bank loan was renewed on December 12, 2011 until December 7, 2012 with an annual interest rate of 11.52%.

The Company recorded interest expense from the bank loan of $12,990 and $10,130 for the six months ended June 30, 2012 and 2011, respectively.

The Company recorded interest expense from the bank loan of $6,173 and $5,151 for the three months ended June 30, 2012 and 2011, respectively.

16.	Other payables

	June 30,	December 31,
	2012	2011
Commission payable	$217,703	$69,073
Staff welfare payable	38,643	42,286
Customer deposit	1,545	70,142
Total	$257,891	$181,501

17.	Commitment and Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

18.	Lease commitments

(a)	Capital lease as lessee

Capital lease obligations at June 30, 2012, and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Greenhouse capital lease	$361,336	$378,513
Current portion	9,325	8,728
Capital lease obligations, less current portion	$352,011	$369,785

On October 20, 2003, the Company signed a transfer agreement with Shangrao Sanding Farm for the 106 greenhouses under a capital lease arrangement. The ownership is transferred to the Company at the end of the 30-year lease term. The capital leases are payable annually in advance at implied interest rates of 6%. The leased assets were recorded under property and equipment and were $308,810 and $317,388 at June 30, 2012 and December 31, 2011 respectively. Leased items are amortized over the shorter of lease term and useful life, which is the lease term on a straight-line basis. Accumulated amortization of the leased equipment at June 30, 2012 and December 31, 2011 was approximately $123,998 and $115,420, respectively.

Interest expenses incurred for the capital lease arrangement for the six months ended June 30, 2012 and 2011 were $11,448 and $11,287, respectively.

Interest expenses incurred for the capital lease arrangement for the three months ended June 30, 2012 and 2011 were $5,722 and $5,678, respectively.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2012, are as follows:

Fiscal year ending:	Amount
2012	$15,851
2013	31,702
2014	31,702
2015	31,702
2016	31,702
Thereafter	538,934
Total minimum lease payment	681,593
Less: Amount representing interest	(320,257)
Present value of net minimum lease payments	$361,336
Less current portion	(9,325)
Long-term portion	$352,011

(b)	Operating lease as lessee

The Company leases nursery bases and office premises under non-cancellable leases.

Future minimum payments under non-cancellable operating leases as of June 30, 2012 are as follows:

Description of Lease	Date of Lease	Term	Basic Annual Rental Amount	Future Minimum Rental Amounts
Wu Fu Base	11. 16. 2002	30 years	$84,802	$1,725,006
Shi Shi Base	4.1.2006/1.1.2007	50 years	77,669	3,403,469
Zao Tou Base	10. 20. 2003	30 years	69,427	1,476,363
Company Base	11. 1. 2006	6 years	1,585	793
Company office rental	1.1.2007	8 years	17,652	44,129
			$251,135	$6,649,760

Rent is included in the cost of sales. Rent was $125,568 and $121,126 for the six months ended June 30, 2012, and June 30, 2011, respectively. Rent was $67,195 and $65,163 for the three months ended June 30, 2012, and June 30, 2011, respectively.
The future minimum lease payments required as of June 30, 2012, are as follows:

Fiscal year ending:	Amount
2012	$125,568
2013	249,550
2014	249,550
2015	231,898
2016	231,898
Thereafter	5,561,296
Total minimum lease payments	$6,649,760

19.	Income tax

USA

The Company and its subsidiary are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability.

BVI

Baihuazhou is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Islands’ income taxes.

Hong Kong

Baihuazhou HK was incorporated in Hong Kong and subject to Hong Kong income taxes. As Baihuazhou HK had no income generated in Hong Kong, there was no tax expense or tax liability at June 30, 2012.

PRC

WFOE and Shangrao, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  However, according to the EIT, companies engaged in the nursery business and primary processing of nursery products are exempt from the 25% enterprise income tax. WFOE and Shangrao are engaged in the cultivation, sale and processing of nursery plants which is exempt from the Chinese enterprise income tax. The prevailing statutory rate of enterprise income tax is 25%.

As WFOE had no taxable income for the six months ended June 30, 2012, there were no tax expenses and tax liability at June 30, 2012.

The effective income tax expense for the Company for the six months ended June 30, 2012 and 2011 is as follows:

	June 30,	June 30,
	2012	2011
Tax at statutory rate	$2,091,539	$1,703,413
Tax exemption	(2,091,539)	(1,703,413)
	$-	$-

The effective income tax expense for the Company for the three months ended June 30, 2012 and 2011 is as follows:

	June 30,	June 30,
	2012	2011
Tax at statutory rate	$702,716	$1,597,539
Tax exemption	(702,716)	(1,597,539)
	$-	$-

Income tax expenses (benefit) consist of the following:

	June 30,	June 30,
	2012	2011
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provision of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of June 30, 2012, and December 31, 2011.

Income tax periods 2009, 2010 and 2011 are open for examination by tax authority.

20.	Stockholder Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock, $0.01 par value.

At June 30, 2012, 47,883,290 shares of Common Stock were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, $0.01 par value, which may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors of the Company.  At June 30, 2012, 50,000 shares of Series A Preferred Stock were issued and outstanding.

21.	Earnings per share

 FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

 The Company only has common stock and the preferred stock outstanding at June 30, 2012:
1. 50,000 Preferred Shares – convertible on a 1:10196 basis for common shares
2. 47,883,290 Common Shares – issued and outstanding.

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the assumption that all dilutive convertible shares, were converted or exercised during the period. Dilution is computed by applying the as converted method for preferred stock.

The following table sets forth the computation of basic and dilutive net income per share:

	For the Six Months Ended June 30,
	2012	2011
Net income attributable to common stockholders	$8,366,156	$6,813,651
Basic weighted average outstanding shares of common stock	20,153,205	20,000,000
Weighted number of dilutive shares	509,800,000	509,800,000
Diluted weighted average common stock and common stock equivalents	529,953,205	529,800,000
Earnings per share:
Basic	$0.42	$0.34
Dilutive	$0.02	$0.01

	For the Three Months Ended June 30,
	2012	2011
Net income attributable to common stockholders	$2,810,862	$6,390,156
Basic weighted average outstanding shares of common stock	20,306,410	20,000,000
Weighted number of dilutive shares	509,800,000	509,800,000
Diluted weighted average common stock and common stock equivalents	530,106,410	529,800,000
Earnings per share:
Basic	$0.14	$0.32
Dilutive	$0.01	$0.01

22.	Treasury stock purchases

In February 24, 2012, the Company approved a treasury stock purchase plan totaling $3,748,594 to one of its shareholders exiting from the Company. The other shareholder transferred her shares to Xiaoling Li for free due to their mother and daughter relationship. After February 24, 2012, Xiaoling Li became the sole owner of the Company.

23.	New accounting pronouncements

Accounting Standards Updates through number 2012-02 have been issued but do not apply to the Company.

24.	Subsequent events

The Company has evaluated for subsequent events up to the date the condensed consolidated financial statements were issued, and has concluded no events need to be reported during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the historical financial statements of Shangrao Bai Hua Zhou Industrial Co., Ltd., our variable interest entity (“Shangrao”), and notes to those financial statements for the years ended December 31, 2011 and 2010, that are included in our Current Report on Form 8-K filed on July 6, 2012 (the “Form 8-K”), as well as our unaudited financial statements for the quarters ended June 30, 2012 and 2011 included in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Item 2.01 of the Form 8-K under the caption "Risk Factors,". Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

All amounts are in U.S. Dollars unless otherwise noted.

Overview

Through our variable interest entity, Shangrao, we provide landscape services and nursery stock sales to residential, industrial, and commercial customers in Jiangxi and surrounding provinces. Our services include all aspects of landscape design, construction and maintenance.  To date we have emphasized the development of our own nursery stock consisting of both low margin items and higher margin rare and expensive species.  Consequently we engage in harvesting, processing and sales of primeval trees, the breeding, cultivation and sale of valuable and rare seedlings, and the cultivation and sale of high-grade ancient bonsai tree stump and wood carvings.

 Recent Developments

On June 29, 2012, we acquired 100% of the issued and outstanding capital stock of Baihuazhou in exchange for 20,000,000 shares of our common stock and 50,000 shares of our Series A Convertible Preferred Stock convertible into an additional 509,800,000 shares, representing in the aggregate approximately 95% of our issued and outstanding shares of common stock on an as converted basis immediately after the consummation of the acquisition.

The following chart reflects our organizational structure as of the date of this report:

Dionics, Inc. (a Delaware corporation)
|
 100%
|
Bai Hua Zhou Green Resources (China) Investment Group Limited (BVI)
(“Baihuazhou”)
|
100%
|
Green Resources Investment Group Limited (HK)
(“Baihuazhou HK”)
|
100%
|
Shangrao Baihuazhou Green Resources Agricultural Technology Development Co., Ltd. (PRC)
(“WFOE”)
|
VIE Contractual Arrangements:
                                                                    |       Exclusive Business Cooperation Agreement
                                                         |       Exclusive Option Agreement
                                  |       Share Pledge Agreement
                               Power of Attorney
                            Loan Agreement
|
Shangrao Bai Hua Zhou Industrial Co. Ltd. (PRC)
(“Shangrao”)

The Acquisition was accounted for as a recapitalization effected by a share exchange, whereby Baihuazhou is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

At the time of the Acquisition, Baihuazhou owned all of the outstanding capital stock of Green Resources Investment Group Limited, a Hong Kong company (“Baihuazhou HK”).  Baihuazhou  HK, in turn, owned all of the outstanding capital stock of Shangrao Baihuazhou Green Resources Agricultural Technology Development Co., Ltd. (“WFOE”), a PRC company.  WFOE has entered into a series of agreements we refer to as the “VIE Agreements” whereby WFOE controls the operations of and is entitled to receive the pre-tax profits of our variable interest entity, Shangrao Bai Hua Zhou Industrial Co. Ltd. (“Shangrao”), a PRC company. Thus, as a result of the Acquisition of Baihuazhou, we have acquired the economic benefits of the operations of Shangrao and the financial statements included in this report include the results of the historical operations of Shangrao.

Our revenue is derived entirely from the management and other fees we are entitled to receive from Shangrao under the Exclusive Business Cooperation Agreement, which fees are to be equal to the pre-tax profits of Shangrao. Our ability to collect those fees depends upon the validity and enforceability of those agreements under the laws, rules and regulations of the PRC. If a PRC government authority or court were to determine that  those agreements were for any reason to be in breach of any existing or future PRC law, rule or regulation, it would have broad authority  in dealing with such a breach, including revoking the business licenses and/or the licenses or certificates of Shangrao, and /or voiding the VIE Agreements, discontinuing or restricting the operations of Shangrao, or taking other regulatory or enforcement actions that could adversely affect our business, results of operations and financial condition.  In addition, if PRC tax authorities were to determine that the terms of those agreements are not reflective of an arms’ length transaction, they could adjust our income and expenses, which could result in our being subject to higher tax liabilities, or cause other adverse financial consequences.

Results of Operations

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Comparison of the Six Months Ended June 30, 2012and 2011

	For the Six Months Ended June 30,				Dollar Increase(decrease)	% increase (decrease)
	2012		2011
Sales	$13,289,687	100%	$11,303,134	100%	1,986,553	18%
Cost of Sales	4,056,069	31%	3,866,456	34%	189,613	5%
Gross profit	9,233,618	69%	7,436,678	66%	1,796,940	24%
Selling Expenses	475,173	4%	62,928	1%	412,245	655%
General and Administrative Expenses	494,514	4%	75,080	1%	419,434	559%
Income from opeartions	8,263,931	62%	7,298,670	65%	965,261	13%
Susidy income	3,003		-
Interest income	148,098	1%	484	0%	147,614	30499%
Interest expenses	(48,876)	0%	(485,503)	-4%	436,627	-90%
Income before provision for income taxes	8,366,156	63%	6,813,651	60%	1,552,505	23%
Provision for income taxes	-	0%	-	0%	-
Net income	$8,366,156	63%	$6,813,651	60%	1,552,505	23%

Revenues

For the six months ended June 30, 2012, we reported revenues of $13,289,687, an increase of $1,986,553 or 18% from revenues of $11,303,134 for the six months ended June 30, 2011. The significant sales increase was driven by the Key Greening Project contracts. Most of our customers in the first quarter 2012 are contractors working on the Key Greening Projects approved by the local government of Shangrao. The Key Greening Projects, planned and announced in 2011, comprise the development and construction with governmental funding of public parks, landscape zones, infrastructures, and tourism, sightseeing and hospitality projects in the municipality of Shangrao and surrounding counties. To guarantee a stable supply of nursery plants, contractors of the Key Greening Projects enter into large-volume contracts with major suppliers like us. Therefore, our sales during the six months ended June 30, 2012 have gone up significantly compared with same period last year. In addition, the contractors with public funds granted by the governments tend to pay higher prices for on-time delivery, which further boosted our revenues and helped increase the gross margin by 3%.

The subsidy income represents compensation from the local Nursery Bureau.

 Costs of Sales

Costs of sales increased by $189,613 or 5% to $4,056,069 for the six months ended June 30, 2012 compared to $3,866,456 for the six months ended June 30, 2011.  The cost of sales for the reporting period accounts for 31% of total revenues, representing a 3% decrease from the same period last year. The decrease was primarily due to higher sales price paid by Key Greening Project contractors.

Selling Expenses

Selling expenses for the six months ended June 30, 2012 increased by $412,245 or 655% to $475,173 as compared to $62,928 for the same period last year. The increase in selling expenses reflected two primary increases in expenses, first, the increase of $190,899 in sales commission accrued for sales persons, second, the increase of $47,534 in business advertising and promotion expenses. We paid approximately $156,736 in cash for sales person salaries, training, entertainment and travel for the reporting period compared to $50,695 for the same period in 2011. Sales person salaries increased by $18,841 representing the pay rise. Training expenses increased by $62,119 because we focused more on sales persons’ business development capabilities. The increase of $25,081 in travel and entertainment was incurred for business development as we sought to expand our business to more major cities. Overall, the increase in total selling expenses is in line with our business growth.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 increased by $419,434 or 559% to $494,514 as compared to $75,080 for the six months ended June 30, 2011. As a percentage of revenues, the general and administrative expenses increased by 3%.  There primary reason for the significant increase in G&A was the completion of the Share Exchange Agreement, which caused an increase of $257,924 in legal and auditing fees.

We had a non-cash expense in depreciation of $5,543 in the current period compared with $1,289 last period. We paid approximately $201,050 in cash for salaries, rent, training, entertainment, travel and other office expenses for the six months ended June 30, 2012. In comparison, we paid $58,319 in cash payments for salaries, rent, training, entertainment, travel and office expenses for the six months ended June 30, 2011. The salary paid to G&A persons increased by $43,514 due to pay raises. The increase of $44,463 in training, travelling and entertainment represent our focus on management and staff improvement and business development. Office and other expenses also increased by $26,259, as we spent more to improve our working environment and joined more social committees activities.

Operating Income

Operating income for the six months ended June 30, 2012 increased by $965,261 or 13% to $8,263,931 from $7,298,670 for the six months ended June 30, 2011, primarily due to the significant growth in sales and an increase in overall selling prices, which increased our overall gross profit margin 3% between the periods.

Interest Income and Expenses

Total interest income for the six months ended June 30, 2012 increased by $147,614 to $148,098 from $484 for the six months ended June 30, 2011, primarily due to the interest received from the related party loan to Jiahe. Jiahe has paid off the entire outstanding amount including principal and interest as of June 30, 2012.

Total interest expense for the six months ended June 30, 2012 decreased by $436,627 or 90% to $48,876 from $485,503 for the six months ended June 30, 2011, primarily due to the related party loan from Jiahe during 2011. The entire loan from Jiahe has been paid off as of December 31, 2011.

 Net Income

Net income for the six months ended June 30, 2012 increased by $1,552,505 or 23% to $8,366,156 as compared to $6,813,651 for the six months ended June 30, 2011. The movement is primarily driven by the increase in sales in terms of volume and price.

Comparison of the Three Months Ended June 30, 2012 and 2011

					Dollar Increase	% increase
	For the Three Months Ended June 30,				(decrease)	(decrease)
	2012		2011
Sales	$6,075,758	100%	$10,517,205	100%	-4,441,447	-42%
Cost of Sales	2,593,186	43%	3,689,155	35%	-1,095,969	-30%
Gross profit	3,482,572	57%	6,828,050	65%	-3,345,478	-49%
Selling Expenses	286,778	5%	36,314	0%	250,464	690%
General and Administrative Expenses	453,189	7%	35,619	0%	417,570	1172%
Income from opeartions	2,742,605	45%	6,756,117	64%	-4,013,512	-59%
Susidy income	3,003		-
Interest income	100,022	2%	479	0%	99,543	20781%
Interest expenses	(34,768)	-1%	(366,440)	-3%	331,672	-91%
Income before provision for income taxes	2,810,862	46%	6,390,156	61%	-3,579,294	-56%
Provision for income taxes	-	0%	-	0%	-
Net income	$2,810,862	46%	$6,390,156	61%	-3,579,294	-56%

Revenues

For the three months ended June 30, 2012, we reported revenues of $6,075,758, a decrease of $4,441,447 or 42% from revenues of $10,517,205 for the three months ended June 30, 2011. The better performance in the second quarter last year was driven by Theme Park Projects approved by the local government of Shangrao, which included The Olympic Sports Center and Dragon Lake Park. In addition, the real estate boom last year caused significant growth in our sales. To guarantee a stable supply of nursery plants, contractors for the Theme Park Projects and real estate developers would enter into large-volume contracts with major suppliers like us. However, the real estate market began to slump at the end of 2011. Consequently, our sales during the second quarter last year were higher compared with same period this year. The subsidy income represents compensation from the local Nursery Bureau.

 Costs of Sales

Costs of sales decreased by $1,095,969 to $2,593,186 for the three months ended June 30, 2012 compared to $3,689,155 for the three months ended June 30, 2011.  The cost of sales for the reporting period accounts for 43% of total revenues, representing an 8% increase from the same period last year. Cost of sales as a percentage of revenue was lower last year as project contractors and developers paid high prices to secure an on-time delivery of nursery plants.

Selling Expenses

Selling expenses for the three months ended June 30, 2012 increased by $250,464 or 690% to $286,778 as compared to $36,314 for the same period last year. The increase in selling expenses reflects, first, the increase of $100,785 in sales commission to sales persons, and second, the $47,477 increase in business promotion and advertising. We paid approximately $125,897 in cash for salaries, training, entertainment and travel for the reporting period compared to $24,238 for the same period in 2011. The increase of salaries, travel, training and entertainment was due to our efforts to expand our business. Sales person salaries increased by $10,670 representing pay raises. Training expenses increased by $64,838 because we focused more on sales persons’ business development capabilities. The increase of $26,151 in travel and entertainment incurred for business development was caused by our effort to expand our business to more major cities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 increased by $417,570 or 1172% to $453,189 as compared to $35,619 for the three months ended June 30, 2011. General and administrative expenses normally do not fluctuate in accordance with sales. As a percentage of revenue, the general and administrative expenses increased by 7%. The increase in G&A was caused by the increase of $257,924 in legal and auditing fees for the completion of the Share Exchange Agreement. In addition, staff training expenses increased by $44,406 in the reporting quarter.

We had a non-cash expense in depreciation of $3,530, and paid approximately $89,565 in cash for salaries, rent, entertainment and travel for the three months ended June 30, 2012. In comparison, we recorded a non-cash expense in depreciation of $944, and paid $29,845 in cash payments for salaries, rent, entertainment and travel for the three months ended June 30, 2011. The salary paid to G&A persons increased by $37,741 due to pay raises. The increase of $79,875 in training, travel and entertainment represent our focus on management and staff improvement and business development. Office and miscellaneous expenses also increased by $29,563, as we spent more to improve our working environment and joined more social committees activities.

Operating Income

Operating income for the three months ended June 30, 2012 decreased by $4,013,512 or 59% to $2,742,605 from $6,756,117 for the three months ended June 30, 2011, primarily due to the decrease in sales and a decrease in overall sales prices compared with the higher prices charged to the project contractors and real estate developers in the same period last year. In addition, higher operating and G&A expenses incurred in the current period caused our overall operating income to decrease by 19% between the periods.

Interest Income and Expenses

Total interest income for the three months ended June 30, 2012 increased by $99,543 to $100,022 from $479 for the six months ended June 30, 2011, primarily due to the interest received from the related party loan to Jiahe. Jiahe has paid off the entire outstanding amount including principal and interest as of June 30, 2012.

Total interest expenses for the six months ended June 30, 2012 decreased by $331,672 or 91% to $34,768 from $366,440 for the six months ended June 30, 2011, primarily due to the related party loan from Jiahe during 2011. The entire loan from Jiahe has been paid off as of December 31, 2011.

 Net Income

Net income for the three months ended June 30, 2012 decreased by $3,579,294 or 56% to $2,810,862 as compared to $6,390,156 for the three months ended June 30, 2011for the reasons stated above under Operating Income.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $1,256,096 at June 30, 2012.  As of June 30, 2012, our accounts receivable increased by $1,798,646 or 357% to $2,302,343 from $503,697 at year end December 31, 2011, primarily due to sales transactions incurred in the current quarter. Customers are given on average one year credit terms, new customers normally given 6 months credit terms and we normally concentrate more on collecting our accounts receivable at year end. For this reason, accounts receivable amount for the reporting period is high.

As of June 30, 2012, the average account receivables turnover increased to 19 days from 17 days since December 31, 2011.

Our current ratio was approximately 2:1 (current assets to current liabilities) as of December 31, 2011 and improved to approximately 6:1 as of June 30, 2012.

The average age of inventory decreased to 307 days from 545 days during the six month period ended June 30, 2012 compared to the December 31, 2011.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Six Months Ended June 30,		Dollar	% increase
	2012	2011	Increase	(decrease)
Net cash provided by operating activities	$8,698,897	$5,569,574	3,129,323	56%
Net cash (used in) investing activities	(3,288,633)	(3,788,990)	500,357	-13%
Net cash (used in) financing activities:	(4,578,804)	(1,640,770)	(2,938,034)	179%
Effect of exchange rate on cash and cash equivalents	4,715	4,062	653	16%
Net cash inflow	$836,175	$143,876	692,299	481%

Cash Flows from Operating Activities

For the six months ended June 30, 2012, net cash generated by operations was $8,698,897 compared to net cash provided by operations of $5,569,574 for the six months ended June 30, 2011.  The increase of $3,129,323 or 56% in net cash provided by operations was primarily due to the increase in sales, and healthy accounts receivable turnover compared with same period last year.

Cash Flows from Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities was $3,288,633 compared to net cash used in investing activities of $3,788,990 for the six months ended June 30, 2011.  The decrease of $500,357 or 13% in net cash used in investing activities was primarily due to the receipt of related party loan from Jiahe in the amount of $11,346,859 offset by additional loans to Jiahe of $8,708,287. We also prepaid $5,947,189 as a deposit to purchase an office building. The purchase of additional office equipment and motor vehicles used $50,264 during the reporting period. The outflow of $3,684,959 in 2011 represented a third party loan.

Cash Flows from Financing Activities

For the six months ended June 30, 2012, net cash used in financing activities was $4,578,804 compared to net cash used in financing activities of $1,640,770 during the six months ended June 30, 2011.  The increase of $2,938,034 in net cash used in financing activities was primarily due to the payment for shares to one of the shareholders in an amount of $3,748,594 and the repayment to the current shareholder in an amount of $1,181,947 offset by additional loan from shareholder of $371,888.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships that are currently material or reasonably likely to be material to our financial position or results of operations.

Inflation

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Critical Accounting Policies

The discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the financial statements are presented fairly and in accordance with GAAP.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; then we convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our financial controls and procedures in accordance with PRC GAAP are adequate for the supervision of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our financial controls and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.  Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 2.01 of our Current Report on Form 8-K reporting the acquisition of Bai Hua Zhou Green Resources (China) Investment Group Limited filed on July 6, 2012 (the "Form 8-K") under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

There have been no material changes in the risk factors previously disclosed in the Form 8-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Except as previously reported in our Current Report on Form 8-K filed on July 6, 2012 with respect to the acquisition of Bai Hua Zhou Green Resources (China) Investment Group Limited, we did not issue any unregistered securities during the quarter ended June 30, 2012.

(b) Not applicable.

(c)  There were no purchases of our outstanding securities by or on our behalf or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)) during the period covered by this report.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.Exhibits.

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rules 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).
101 * **
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30,2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Income, (iii) the Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and  (v) Notes to Financial Statements.

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
** To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2012	Dionics, Inc.

	By:	/s/ Liu Shuzong
Liu Shuzhong Chief Executive Officer