Form 10-Q/A
period 2012-06-30
DIONICS INC
filed 2012-08-22
CIK 29006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This amendment is being filed to include the interactive data files as Exhibit 101which was not available by the due date for the filing of this report.

PART II

OTHER INFORMATION

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

Date: August 22, 2012	Dionics, Inc.

	By:	/s/ Liu Shuzong
Liu Shuzhong Chief Executive Officer