Form 10-Q
period 2012-09-30
DIONICS INC
filed 2012-11-19
CIK 29006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

DIONICS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DIONICS, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Period Ended September 30, 2012

Page

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2

Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	3

Statements of Cash Flows for the nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	4

Notes to the Financial Statements	5

Dionics Inc.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$618,592	$419,921
Accounts receivable	5,409,524	503,697
Related party receivable	-	2,905,211
Prepaid lease	124,347	261,540

Total Current Assets	6,152,463	4,090,369

Prepaid deposit	5,939,864	-
Other receivable	-	84,297
Property and equipment, net	443,059	337,924
Land use rights, net	170,995	173,315
Groves and orchard	14,118,370	14,614,340
Inventories	7,394,160	7,934,833

TOTAL ASSETS	$34,218,911	$27,235,078

LIABILITIES AND OWNERS’ EQUITY
Current liabilities
Short-term loan	$221,554	$220,178
Accounts payable	151,443	369,207
Deferred Revenue	-	43,240
Other payables	617,672	181,501
Related party payable	79,300	882,745
Obligation under capital lease - current	9,310	8,728
Total Current liabilities	1,079,279	1,705,599

Long-term liabilities
Obligation under capital lease - non current	357,160	369,785
Total long-term liabilities	357,160	369,785

Total liabilities	1,436,439	2,075,384

Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 2012 and December 31, 2011, respectively	500	500
Common stock, $0.01 par value, 50,000,000 shares authorized, at September 30, 2012 and December 31, 2011, respectively	478,833	200,000
Additional paid in capital	1,699,402	1,978,235
Retained Earnings	29,394,256	21,925,494
Accumulated other comprehensive income	1,209,481	1,055,465
Total Equity	32,782,472	25,159,694

TOTAL LIABILITY PLUS EQUITY	$34,218,911	$27,235,078

See accompanying notes to consolidated financial statements.

Dionics Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED - AMOUNTS EXPRESSED IN US DOLLARS)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue
Revenue from third parties	$4,954,820	$5,478,081	$18,244,507	$16,781,215
	4,954,820	5,478,081	18,244,507	16,781,215

Costs of Sales	1,497,352	1,335,358	5,553,421	5,201,814

Gross profit	3,457,468	4,142,723	12,691,086	11,579,401

Operating Expenses
Selling Expenses	169,859	69,028	645,032	131,956
General and Administrative Expenses	437,342	36,990	931,856	112,070
Total operating expenses	607,201	106,018	1,576,888	244,026

Income from operations	2,850,267	4,036,705	11,114,198	11,335,375

Other income (expenses)
Subsidy income	7,863	-	10,866	-
Interest income (expenses)	2,877	1,625	7,146	2,109
Interest income from related party	-	8,337	119,391	8,337
Interest (expenses) to related party	-	(137,445)	-	(601,531)
Interest (expenses) for capital lease and bank	(12,231)	(10,974)	(36,669)	(32,391)
Total other income (expenses)	(1,491)	(138,457)	100,734	(623,476)

Income before provision for income taxes	2,848,776	3,898,248	11,214,932	10,711,899

Provision for income taxes	-	-	-	-

Net income	$2,848,776	$3,898,248	$11,214,932	$10,711,899

Other comprehensive income

Foreign currency translation adjustment	(47,075)	279,371	154,016	561,555

Total comprehensive income	$2,801,701	$4,177,619	$11,368,948	$11,273,454

Weighted average basic shares outstanding	47,883,290	20,000,000	29,464,036	20,000,000
Weighted average diluted shares outstanding	557,683,290	529,800,000	539,264,036	529,800,000
Basic EPS	$0.06	$0.19	$0.38	0.54
Diluted EPS	$0.01	$0.01	$0.02	0.02

See accompanying notes to consolidated financial statements.

Dionics Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - AMOUNTS EXPRESSED IN US DOLLARS)

	For the nine months ended September 30,
	2012	2011
Cash flows provided from operating activities:
Net income	$11,214,932	$10,711,899
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and Amortization	23,414	16,141
Inventory write-off	-	106,954
Changes in other operating assets and liabilities:
Accounts receivable	(4,905,551)	1,023,091
Prepaid expenses	138,909	202,074
Inventories	590,619	1,528,428
Accounts payable	(220,201)	189,749
Deferred revenue	(43,536)	(30,261)
Other payables	435,291	795,430
Net cash provided by operating activities	7,233,877	14,543,505

Cash flows (used in) provided by investing activities:
Groves and orchard	587,668	(107,295)
Receipt from related party loan	11,627,741	-
Loan to related party	(8,702,657)	(3,265,923)
Receipt from third party loan	84,873	-
Purchase of equipment	(123,092)	(23,277)
Prepaid deposit for office building	(5,943,344)	-
Net cash (used in) investing activities	(2,468,811)	(3,396,495)

Cash flows (used in) provided by financing activities:
Treasury stock	(3,746,170)	-
Receipt from related party loan payable	371,648	3,278,952
Payment to related party payable	(1,181,131)	(15,760,819)
Capital contribution from owner	-	1,539,001
Capital lease payment	(14,418)	(13,739)
Net cash (used in) financing activities:	(4,570,071)	(10,956,605)
Effect of exchange rate on cash and cash equivalents	3,676	7,880
Net increase in cash and cash equivalents	198,671	198,285

Cash and cash equivalents, beginning of year	419,921	138,614
Cash and cash equivalents, end of period	$618,592	$336,899

Supplementary cash flow information:
Cash paid for interest	$36,669	$32,391
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements.

1.	Basis of presentation

The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in the People’s Republic of China (“PRC”), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with US GAAP and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

2.	Organization and principal activities

On January 30, 2012, Shangrao Baihuazhou Industrial Co., Ltd. (“Shangrao”), a Chinese limited liability company, and its then shareholder, Li Xiaoling, entered into a Share Exchange Agreement with the shareholders of Dionics Inc. (“Dionics”) (the “Original Share Exchange Agreement”). Pursuant to the Original Share Exchange Agreement, Li Xiaoling would transfer 100% of the outstanding shares of Shangrao in exchange for 20,000,000 shares of the common stock and 50,000 shares of preferred stock, convertible into an additional 509,800,000 shares of common stock, that together would represent 95% of the total shares of common stock of Dionics to be outstanding on an as converted basis upon closing of the transactions contemplated by the Original Share Exchange Agreement (the “Closing”).

As contemplated by the Original Share Exchange Agreement, Shangrao loaned Dionics $200,000 (the “Loan”) pursuant to a non-recourse promissory note which was due January 30, 2013 (the “Note”).  The Original Share Exchange Agreement also provided that prior to the Closing Dionics would transfer and assign to an entity (the “Acquisition Entity”) created by Dionics’ then President, all of the assets of Dionics and that the Acquisition Entity would assume all of the liabilities of Dionics, including but not limited to the Note.

On June 29, 2012, Dionics entered into an amendment to the Original Share Exchange Agreement  pursuant to which Dionics agreed to acquire all of the outstanding shares of Bai Hua Zhou Green Resources (China) Investment Group Limited, a company incorporated under the laws of the British Virgin Islands (“Baihuazhou”), from Martian Investment Limited, of which Ms. Li was the director and sole owner, as the former shareholder of Baihuazhou, instead of the shares of Shangrao, on the same terms and conditions set forth in the Original Share Exchange Agreement. Baihuazhou was formed by Li Xiaoling on March 13, 2012 as a holding company to manage  and control the operations of Shangrao through a series of variable interest entity contractual agreements among a company incorporated under the laws of the PRC as a wholly foreign owned enterprise (“WFOE”), indirectly owned by Baihuazhou through a wholly-owned subsidiary of Baihuazhou incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, due to restrictions on the ownership of businesses with operations in the PRC by foreign entities.

On June 29, 2012, the Acquisition Entity and Shangrao entered into an agreement to extend the maturity date of the Note until January 30, 2014.

The business combination was accounted for as a reverse merger, whereby Baihuazhou is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of Dionics.

In accordance with the applicable accounting guidance for accounting for a business combination as a reverse merger, Baihuazhou will be deemed to have undergone a recapitalization, whereby it was deemed to have issued common equity shares to Dionics’ common equity holders. Accordingly, although Dionics, as the parent company of Baihuazhou, was deemed to have legally acquired Baihuazhou, in accordance with the applicable accounting guidance for accounting for a business combination as a reverse merger, Baihuazhou’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Baihuazhou with Dionics.

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

Dionics, Baihuazhou, Baihuazhou HK, WFOE and Shangrao are referred to herein collectively as the “Company” or “we”, “us”, “our”.

3.	Retained Earnings and Statutory Surplus Reserve

In accordance with the China Company Laws, the Company is required to allocate at least 10% of its after-tax profits to a general reserve fund until such fund has reached 50% of its registered capital   (RMB15,000,000, USD$2,178,735). Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors of the Company. The Company did not make any appropriations to the enterprise expansion fund and staff welfare and bonus funds during the periods ended September 30, 2012, and December 31, 2011. Staff welfare balance is carried forward from prior years.

	September	December 31,
	2012	2011
PRC statutory reserve funds	$2,178,735	$1,074,068
Unreserved retained earnings	27,215,521	20,851,426
	$29,394,256	$21,925,494

4.	Concentration of credit risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and other receivables. The Company places its cash and cash equivalents, amounting to $468,479 and $357,518 as of September 30, 2012 and December 31, 2011, with financial institutions that management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers.

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

The Company had sales contracts with two major customers, Guanrui Real Estates and Ningbo Jiangdong Heda Landscape, that represented 12% and 15%, respectively, of the Company’s total revenue for the nine months ended September 30, 2012.

The Company had sales contracts with one major customer, Changsha Luchuan Seedling Cooperation, representing 12% of total revenue for the nine months ended September 30, 2011.

Three customers, Jinhua Jiangya Seedling, Changsha Luchuan Seedling Cooperation and Ningbo Jiangdong Heda Landscape accounted for 14%, 31%, and 50%, respectively, of the Company’s accounts receivable balance at September 30, 2012. Three customers, Jiyang Real Estates, Guanrui Real Estates and Joy Fruit Greening Co., Ltd. accounted for 31%, 10% and 27%, respectively, of the Company’s accounts receivable balance at December 31, 2011.

5.	Cash and cash equivalents

	September 30,	December 31,
	2012	2011

Cash on hand	$150,113	$62,403
Cash in bank	468,479	357,518
Total	$618,592	$419,921

6.	Accounts receivable

	September 30,	December 31,
	2012	2011

Due from third parties	$5,409,524	$503,697
Total	$5,409,524	$503,697

7.	Other receivable

	September 30,	December 31,
	2012	2011

Shangrao Xinchen Guarantee Co.,Ltd.	$-	$84,297
Total	$-	$84,297

On March 20, 2011, the Company signed a credit loan totaling RMB38,000,000 (about $5.8 million) to Shangrao Xinchen Guarantee Co., Ltd. (“Xinchen”). The loan has no collateral. It is agreed in the loan that all  borrowings must be returned on the loan termination date, March 13, 2013. All the unpaid balance after the termination date will be converted into shares of Xinchen. The conversion percentage is calculated based on the percentage of the unpaid amount divided by the net assets of Xinchen on March 13, 2013. Xinchen has paid off the entire outstanding amount as at September 30, 2012.

The interest rate on the loan is charged according to the commercial bank loan interest rate, which is 12% annually in 2012 and 2011. The interest received was $1,470 and $0 respectively, for the nine months ended September 30, 2012 and for the three months ended September 30, 2012.

8.	Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Related parties with whom the Company has had transactions are:

Related Parties	Relationships

Jiangxi Jiahe Electronics Co., Ltd.	The Company's shareholder owns 85% of shares
Li Xiaoling	Shareholder of the Company

a.	Related party receivable

	September 30,	December 31,
	2012	2011
Jiangxi Jiahe Electronic Co., Ltd. (loan)	$-	$2,876,447
Jiangxi Jiahe Electronic Co., Ltd. (interest	-	28,764
Li Xiaoling	-	-
Total	$-	$2,905,211

On August 31, 2011, the Company signed a credit loan totaling RMB50,000,000 (about $7.8 million) to Jiangxi Jiahe Electronic Co., Ltd. (“Jiahe”). The loan has no collateral. It is agreed in the loan that all the borrowings must be returned on the loan termination date, August 31, 2012. All the unpaid balance after the termination date will be converted into shares of Jiahe. The conversion percentage is calculated based on the percentage of the unpaid amount divided by the net assets of Jiahe on December 31, 2012. Jiahe has paid off the entire outstanding amount as at September 30, 2012.

The interest received from Jiahe was $117,589, $47,382 and $28,764, respectively for the nine months ended September 30, 2012, for the three months ended September 30, 2012 and for the year December 31, 2011.

The personal loan to Li Xiaoling bears interest at 12% per annum, the interest received from Li Xiaoling was $1,802 for the nine months ended September 30, 2012. Li Xiaoling has paid off the entire outstanding amount as at September 30, 2012.

b.	Related party payable

	September 30,	December 31,
	2012	2011
Li Xiaoling (the shareholder of the Company)	79,300	882,745
Total	$79,300	$882,745

The loan from shareholder bears an interest rate of 10%, the interest expense from the loan was $1,667, $1,250, and $108,475 for the nine months ended September 30, 2012, for the three months ended September 30, 2012, and the year ended December 31, 2011, respectively.

9.	Inventory

	September 30,	December 31,
	2012	2011
Plants and products
Stump & Bonsai	$3,024,279	$3,556,453
Arbor	3,120,178	2,562,415
Globes	428,304	839,001
Saplings	11,955	87,396
Root carvings	36,527	36,300
Dry piles & gloomy wood	772,917	853,268
	$7,394,160	$7,934,833

10.	Groves and orchard

	September 30,	December 31,
	2012	2011
Groves and Orchard
Camellia trees	$1,891,538	$2,397,802
Chinese firs	1,639,449	1,601,931
Roses	1,656,448	1,641,982
Chestnut trees	4,845,178	4,809,618
The original ecology	4,085,757	4,163,007
	$14,118,370	$14,614,340

11.	Prepaid lease

	September 30,	December 31,
	2012	2011
Prepaid leases – Wu Fu Base	$21,166	$84,140
Prepaid leases – Zao Tou Base	17,329	100,338
Prepaid leases – Shi Shi Base	19,386	77,062
Prepaid lease - Office rental	66,466
Total	$124,347	$261,540

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

c)
On April 1, 2006, the Company entered into a lease agreement with the local government of Shi Shi Town as the Company’s nursery cultivation base. The lease contract is for 50 years starting from April 1, 2006 to April 1, 2056 for RMB390,000 per year. The total rental is RMB19,500,000 (about $2.4 million). On January 1, 2007, the Company entered into another lease agreement with the local government of Shi Shi Town for the expansion of the nursery base. The lease contract is for 50 years starting from January 1, 2007 to January 1, 2057 for RMB100,000 per year. The total rental is RMB5,000,000 (about $0.6 million). The Company is required to prepay an annual rental of RMB490,000 (about $0.07 million) in advance for the following year.

d)
On August 28, 2012, the Company entered into a lease agreement with two individuals for the Company’s temporary office. The lease contract is for 3 years starting from August 28, 2012 to August 28, 2015 for RMB420,000 per year. The total rental is RMB1,260,000 (about $0.2 million ). The Company is required to prepay an annual rental of RMB420,000 (about $0.06 million ) in advance for the following year.

For the nine months ended September 30, 2012, and 2011, the Company recorded lease expense in cost of sales of $205,294 and $203,060, respectively.

For the three months ended September 30, 2012, and 2011, the Company recorded lease expense in cost of sales of $89,345 and $91,212, respectively.

12.	Prepaid deposit

On September 1, 2012, due to the rebuilding of the current office area, the Company entered into an agreement with Jiangxi Guankang Industrial Co., Ltd. (“Guankang”) to purchase properties as the Company’s office building. As required by the contract, the Company prepaid 45% of the total purchase price as a deposit to fund the construction of the building. The land certificate owned by Guankang was pledged as collateral to the Company. The building will begin to be constructed during December 2012 with expected completion before December 2013.

The Company plans to move out of the current building during November 2012. The Company will rent from November 2012 to November 2013 until the office building is completed.

	September 30,	December 31,
	2012	2011
Prepaid deposit	$5,939,864	$-
Total	$5,939,864	$-

The future payments required as of September 30, 2012, are as follows:

Fiscal year ending:	Amount
2012	$2,644,289
2013	4,627,498
Total payment commitment	$7,271,787

13.	Property and equipment, net

At September 30, 2012, and December 31, 2011, property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Base Greenhouses	$437,830	$432,808
Base Tools and Equipment	19,695	23,786
Office Equipment	5,863	-
Motor Vehicles	119,080	-
Total	582,468	456,594
Less: accumulated depreciation	(139,409)	(118,670)
Total fixed assets, net	$443,059	$337,924

14.	Land use rights

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

At September 30, 2012, and December 31, 2011, land use rights consist of the following:

	September 30,	December 31,
	2012	2011
Feng Ling Tou Base	$104,721	$106,197
Long Hu Base	66,274	67,118
Total	$170,995	$173,315

15.	Short-term loan

	September 30,	December 31,
	2012	2011
Bank loan from Shangrao Bank Fumin	$221,554	$220,178
Total	$221,554	$220,178

The Company entered a bank loan agreement with Shangrao Bank Fumin branch. The loan is for 12 months starting from December 13, 2010 to December 12, 2011 with an annual interest rate of 9.36%. The bank loan was renewed on December 12, 2011 until December 7, 2012 with an annual interest rate of 11.52%.

The Company recorded an interest expense from the bank loan of $19,497 and $15,809 for the nine months ended September 30, 2012 and 2011, respectively.

The Company recorded an interest expense from the bank loan of $6,507 and $5,679 for the three months ended September 30, 2012 and 2011, respectively.

16.	Other payables

	September 30,	December 31,
	2012	2011
Commission payable	$214,499	$69,073
Staff welfare payable	38,581	42,286
Customer deposit	364,592	70,142
Total	$617,672	$181,501

17.	Commitment and Contingencies

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

18.	Lease commitments

(a)	Capital lease as lessee

Capital lease obligations at September 30, 2012, and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Greenhouse capital lease	$366,470	$378,513
Current portion	9,310	8,728
Capital lease obligations, less current	$357,160	$369,785

On October 20, 2003, the Company signed a transfer agreement with Shangrao Sanding Farm for 106 greenhouses under a capital lease arrangement. The ownership is transferred to the Company at the end of the 30-year lease term. The capital leases are payable annually in advance at implied interest rates of 6%. The leased assets were recorded under property and equipment and were $308,312 and $317,388 at September 30, 2012 and December 31, 2011 respectively. Leased items are amortized over the shorter of lease term and useful life, which is the lease term on a straight-line basis. Accumulated amortization of the leased equipment at September 30, 2012 and December 31, 2011 was approximately $132,545 and $115,420, respectively.

Interest expenses incurred for the capital lease arrangement for the nine months ended September 30, 2012 and 2011 were $17,150 and $17,523, respectively.

Interest expenses incurred for the capital lease arrangement for the three months ended September 30, 2012 and 2011 were $5,702 and $6,236, respectively.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2012, are as follows:

Fiscal year ending:	Amount
2012	$7,778
2013	31,651
2014	31,651
2015	31,651
2016	31,651
Thereafter	538,064
Total minimum lease payment	672,446
Less: Amount representing interest	(305,976)
Present value of net minimum lease payments	$366,470
Less current portion	(9,310)
Long-term portion	$357,160

(b)	Operating lease as lessee

The Company leases nursery bases and the office premises under non-cancellable leases.

Future minimum payments under non-cancellable operating leases as of September 30, 2012 are as follows:

			Basic	Future
			Annual	Minimum
			Rental	Rental
Description of Lease	Date of Lease	Term	Amount	Amounts
Wu Fu Base	11.16.2002	30 years	$84,802	$1,703,806
Shi Shi Base	4.1.2006/1.1.2007	50 years	77,669	3,384,052
Zao Tou Base	10.20.2003	30 years	69,427	1,459,006
Company office rental	1.1.2007	8 years	17,652	2,942
New office rental	8.28.2012	3 years	66,466	149,548

			$316,116	$6,699,354

Rent is included in the cost of sales. Rent was $188,048 and $181,396 for the nine months ended September 30, 2012, and September 30, 2011, respectively. Rent was $62,480 and $60,270 for the three months ended September 30, 2012, and September 30, 2011, respectively.

The future minimum lease payments required as of September 30, 2012, are as follows:

Fiscal year ending:	Amount
2012	$59,592
2013	305,552
2014	305,552
2015	265,745
2016	221,060
Thereafter	5,541,853
Total minimum lease payments	$6,699,354

19.	Income tax

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability.

BVI

Baihuazhou is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Islands’ income taxes.

Hong Kong

Baihuazhou HK was incorporated in Hong Kong and is subject to Hong Kong income taxes. As Baihuazhou HK had no income generated in Hong Kong, there was no tax expense or tax liability at September 30, 2012.

PRC

WFOE and Shangrao, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the nursery business and primary processing of nursery products are exempt from the 25% enterprise income tax. The Company is engaged in cultivation, selling nursery plants and processing of nursery plants, which is exempt from the Chinese income tax.

As WFOE had no taxable income for the nine months ended September 30, 2012, there were no tax expenses and tax liability at September 30, 2012.

The effective income tax expense for the Company for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30,	September 30,
	2012	2011
Tax at statutory rate	$2,803,734	$2,677,975
Tax exemption	(2,803,734)	(2,677,975)
	$-	$-

The effective income tax expense for the Company for the three months ended September 30, 2012 and 2011 is as follows:

	September 30,	September 30,
	2012	2011
Tax at statutory rate	$1,414,910	$974,562
Tax exemption	(1,414,910)	(974,562)
	$-	$-

Income tax expenses (benefit) consist of the following:

	September 30,	September 30,
	2012	2011
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of September 30, 2012, and December 31, 2011.

Income tax periods 2009, 2010 and 2011 are open for examination by tax authority.

20.	Stockholder Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock, $0.01 par value.

At September 30, 2012, 47,883,290 shares of Common Stock were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, $0.01 par value, which may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors of the Company.  At September 30, 2012, 50,000 shares of Series A Preferred Stock were issued and outstanding.

21.	Earnings per share

 FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The Company only has common stock and preferred stock outstanding at September 30, 2012:
1. 50,000 shares of Series A Convertible Preferred Stock issued and outstanding – each share is convertible into 10,196 shares of common stock.
2. 47,883,290 shares of common stock – issued and outstanding.

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the assumption that all dilutive convertible shares, were converted or exercised during the period. Dilution is computed by applying the as converted method for preferred stock.

The following table sets forth the computation of basic and dilutive net income per share:

	For the Nine Months Ended September 30,
	2012	2011
Net income attributable to common stockholders	$11,214,932	$10,711,899
Basic weighted average outstanding shares of common stock	29,464,036	20,000,000
Weighted number of dilutive shares	509,800,000	509,800,000
Diluted weighted average common stock and common stock equivalents	539,264,036	529,800,000
Earnings per share:
Basic	$0.38	$0.54
Dilutive	$0.02	$0.02

	For the Three Months Ended September 30,
	2012	2011
Net income attributable to common stockholders	$2,848,776	$3,898,248
Basic weighted average outstanding shares of common stock	47,883,290	20,000,000
Weighted number of dilutive shares	509,800,000	509,800,000
Diluted weighted average common stock and common stock equivalents	557,683,290	529,800,000
Earnings per share:
Basic	$0.06	$0.19
Dilutive	$0.01	$0.01

22.	Treasury stock purchases

On February 24, 2012, the Company approved a treasury stock purchase plan totaling $3,748,594 to one of its shareholders exiting from the Company. The other shareholder transferred her shares to Xiaoling Li for free due to their mother and daughter relationship. After February 24, 2012, Xiaoling Li became the sole owner of Baihuazhou prior to its merger with Dionics.

23.	New accounting pronouncements

Accounting Standards Updates through number 2012-07 have been issued but do not apply to the Company.

24.	Subsequent events

The Company has evaluated for subsequent events up to November 15, 2012, and has concluded no events need to be reported during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the historical financial statements of Shangrao Bai Hua Zhou Industrial Co., Ltd., our variable interest entity (“Shangrao”), and notes to those financial statements for the years ended December 31, 2011 and 2010, that are included in our Current Report on Form 8-K/A (Amendment No.2) filed on October 12, 2012 (the “Form 8-K”), as well as our unaudited financial statements for the quarter ended September 30, 2012 and 2011 included in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Item 2.01 of the Form 8-K under the caption "Risk Factors," as well as our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

All amounts are in U.S. Dollars unless otherwise noted.

Overview

Through our variable interest entity, Shangrao, we provide landscape services and nursery stock sales to residential, industrial, and commercial customers in Jiangxi and surrounding provinces. Our services include all aspects of landscape design, construction and maintenance.  To date we have emphasized the development of our own nursery stock consisting of both low margin items and higher margin rare and expensive species.  Consequently we engage in harvesting, processing and sales of primeval trees, the breeding, cultivation and sale of valuable and rare seedlings, the cultivation and sale of high-grade ancient bonsai tree stump and wood carvings.

 Recent Developments

On June 29, 2012, we acquired 100% of the issued and outstanding capital stock of Bai Hua Zhou  Green Resources (China) Investment Group Limited (“Baihuazhou”) in exchange for 20,000,000 shares of our common stock and 50,000 shares of our Series A Convertible Preferred Stock convertible into an additional 509,800,000 shares, representing in the aggregate approximately 95% of our issued and outstanding shares of common stock on an as converted basis immediately after the consummation of the acquisition.

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

Results of Operations

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Comparison of the Nine Months Ended September 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

					Dollar Increase	% increase
	For the Nine Months Ended September 30,				(decrease)	(decrease)
	2012		2011
Revenue	$18,244,507	100%	$16,781,215	100%	1,463,292	9%
Cost of Sales	5,553,421	30%	5,201,814	31%	351,607	7%
Gross profit	12,691,086	70%	11,579,401	69%	1,111,685	10%
Selling Expenses	645,032	4%	131,956	1%	513,076	389%
General and Administrative Expenses	931,856	5%	112,070	1%	819,786	731%
Income from operations	11,114,198	61%	11,335,375	68%	(221,177)	-2%
Subsidy income	10,866		-
Interest income	126,537	1%	10,446	0%	116,091	1111%
Interest expenses	(36,669)	0%	(633,922)	-4%	597,253	-94%
Income before provision for income tax	11,214,932	61%	10,711,899	64%	503,033	5%
Provision for income taxes	-	0%	-	0%	-
Net income	$11,214,932	61%	$10,711,899	64%	503,033	5%

Revenue

For the nine months ended September 30, 2012, we reported revenue of $18,244,507, an increase of $1,463,292, or 9%, from revenue of $16,781,215 for the nine months ended September 30, 2011. The increase was attributable to the Key Greening Project contracts we entered into and completed during the first quarter of 2012. Most of our customers in the first quarter of 2012  were contractors for the Key Greening Projects approved by the local government of Shangrao. The Key Greening Projects, planned and announced in 2011, comprise the development and construction with governmental funding of public parks, landscape zones, infrastructures, and tourism, sightseeing and hospitality projects in the municipality of Shangrao and surrounding counties. To guarantee a stable supply of nursery plants, contractors for the Key Greening Projects would enter into large-volume contracts with major suppliers like us. Therefore, our revenue during the nine months ended September 30, 2012 has gone up significantly compared with same period last year. In addition, the contractors with public funds granted by the governments tend to pay higher price for on-time delivery, which further boosted our revenues and helped increase our gross profit by 1%.

The subsidy income represents compensation from the local Nursery Bureau.

 Costs of Sales

Costs of sales increased by $351,607, or 7%, to $5,553,421 for the nine months ended September 30, 2012, as compared to $5,201,814 for the nine months ended September 30, 2011.  The cost of sales for the reporting period accounts for 30% of total revenues, representing a 1% decrease from the same period last year. The decrease was primarily due to the higher sales price paid by Key Greening Project contractors.

Selling Expenses

Selling expenses for the nine months ended September 30, 2012 increased by $513,076, or 389%, to $645,032, as compared to $131,956 for the same period last year. The increase in selling expenses  is primarily due to an increase of $336,516 in sales commissions accrued for sales persons, and an increase of $77,544 in business advertising and promotion expenses. We paid approximately $189,782 for sales person salaries, training, entertainment and travel for the reporting period compared to $73,264 for the same period in 2011. Sales person salaries increased by $33,296 as a result of pay raises.. Training expenses increased by $59,258 because we focused more on sales persons’ business development capabilities. The increase of $23,964 in travel and entertainment expense was incurred for business development.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 increased by $819,786 or 731% to $931,856, as compared to $112,070 for the nine months ended September 30, 2011. As a percentage of revenue, the general and administrative expenses increased by 4%.  The increase in G&A expenses was due in large part to an  increase of $282,568 in legal and auditing fees related to the acquisition of Baihuazhou and an increase of $208,414 in business advertising and promotion expenses.

We had a non-cash expense in depreciation of $9,071 in the current period compared with $2,241 last period. We paid approximately $438,626 for salaries, rent, training, entertainment, travel and other office expenses for the nine months ended September 30, 2012. In comparison, we paid $110,672 for salaries, rent, training, entertainment, travel and office expenses for the nine months ended September 30, 2011. The salary paid to G&A persons increased by $92,474 due to a pay  raise. The increase of $144,345 in training, travelling and entertainment is related to our focus on management and staff improvement and business development. Office and other expenses also increased by $91,135.

Operating Income

Operating income for the nine months ended September 30, 2012 decreased by $221,177, or 2%, to $11,114,198 from $11,335,375 for the nine months ended September 30, 2011, primarily due to the significant growth in operating and G&A expenses, which decreased our overall operating income by 7% between the periods.

Interest Income and Expenses

Total interest income for the nine months ended September 30, 2012 increased by $116,091 to $126,537 from $10,446 for the nine months ended September 30, 2011, primarily due to the interest received from the related party loans to Jiahe and Li Xiaoling. Both Jiahe and Li Xiaoling have paid off the entire outstanding amount, including principal and interest, as of September 30, 2012.

Total interest expenses for the nine months ended September 30, 2012 decreased by $597,253, or 94%, to $36,669 from $633,922 for the nine months ended September 30, 2011, primarily due to the related party loan from Jiahe during 2011. The entire loan from Jiahe had been paid off as of December 31, 2011.

Net Income

Net income for the nine months ended September 30, 2012 increased by $503,033, or 5%, to $11,214,932, as compared to $10,711,899 for the nine months ended September 30, 2011. The increase is primarily due to the increase in sales in terms of volume and price.

Comparison of the Three Months Ended September 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

					Dollar Increase	% increase
	For the Three Months Ended September 30,				(decrease)	(decrease)
	2012		2011
Revenue	$4,954,820	100%	$5,478,081	100%	(523,261)	-10%
Cost of Sales	1,497,352	30%	1,335,358	24%	161,994	12%
Gross profit	3,457,468	70%	4,142,723	76%	(685,255)	-17%
Selling Expenses	169,859	3%	69,028	1%	100,831	146%
General and Administrative Expenses	437,342	9%	36,990	1%	400,352	1082%
Income from operations	2,850,267	58%	4,036,705	74%	(1,186,438)	-29%
Subsidy income	7,863		-
Interest income	2,877	0%	9,962	0%	(7,085)	-71%
Interest expenses	(12,231)	0%	(148,419)	-3%	136,188	-92%
Income before provision for income tax	2,848,776	57%	3,898,248	71%	(1,049,472)	-27%
Provision for income taxes	-	0%	-	0%	0
Net income	$2,848,776	57%	$3,898,248	71%	(1,049,472)	-27%

Revenue

For the three months ended September 30, 2012, we reported revenue of $4,954,820, a decrease of $523,261, or 10%, from revenue of $5,478,081 for the three months ended September 30, 2011. The better performance in the third quarter last year was driven by Theme Park Projects approved by the local government of Shangrao, which included The Olympic Sports Center and Dragon Lake Park. In addition, the boom of real estate last year caused significant growth in our revenue. To guarantee a stable supply of nursery plants, contractors for the Theme Park Projects and real estate developers would enter into large-volume contracts with major suppliers like us. However, the real estate market began to slump in late 2011. Consequently, our revenue during the third quarter last year was higher compared with same period this year.

The subsidy income represents compensation from the local Nursery Bureau.

Costs of Sales

Costs of sales increased by $161,994 to $1,497,352 for the three months ended September 30, 2012, compared to $1,335,358 for the three months ended September 30, 2011.  The cost of sales for the reporting period accounts for 30% of total revenue, representing a 6% increase from the same period last year. Cost of sales as a percentage of revenue was lower last year due to project contractors and developers having paid a higher price to secure an on-time delivery of the nursery plants.

Selling Expenses

Selling expenses for the three months ended September 30, 2012 increased by $100,831 to $169,859, as compared to $69,028 for the same period last year. The increase in selling expenses is attributable to an increase of $78,654 in sales commissions to sales persons, an a $16,120 increase in salary for sales people due to a pay raise. We paid approximately $6,522 for training, entertainment and travel for the reporting period compared to $1,731 for the same period in 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 increased by $400,352 to $437,342 as compared to $36,990 for the three months ended September 30, 2011. As a percentage of revenue, general and administrative expenses increased by 8%. The increase in G&A included a $21,352 increase in legal and auditing fees and a $172,628 increase in advertising expenses for business expansion. We paid $150,699 for staff training, travelling, entertainment, and office expenses for the reporting period compared to $2,596 for the same period in 2011.

Operating Income

Operating income for the three months ended September 30, 2012 decreased by $1,186,438, or 29%, to $2,850,267 from $4,036,705 for the three months ended September 30, 2011, primarily due to the decrease in revenue and decrease in overall sales prices compared with the higher prices charged to project contractors and real estate developers in the same period last year, and the higher operating and G&A expenses incurred in the current period.

Interest Income and Expenses

Total interest income for the three months ended September 30, 2012 decreased by $7,085 to $2,877 from $9,962 for the three months ended September 30, 2011, primarily because Jiahe has paid off the entire outstanding amount, including principal and interest, as of June 30, 2012.

Total interest expenses for three months ended September 30, 2012 decreased by $136,188, or 92%, to $12,231 from $148,419 for the nine months ended September 30, 2011, primarily due to the related party loan from Jiahe during 2011. The entire loan from Jiahe had been paid off as of December 31, 2011.

 Net Income

Net income for the three months ended September 30, 2012 decreased by $1,049,472, or 27%, to $2,848,776, as compared to $3,898,248 for the three months ended September 30, 2011, primarily as a result of the reasons discussed above.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $618,592 at September 30, 2012.  As of September 30, 2012, our accounts receivable increased by $4,905,827, or 974%, to $5,409,524 from $503,697 at December 31, 2011, primarily due to sales transactions incurred in the current quarter. Customers are given on average a one year credit term, with new customers normally given a 6 months credit term. We normally concentrate more on collecting our accounts receivable at year end. For this reason, accounts receivable for the reporting period are high.

As of September 30, 2012, the average account receivables turnover day increased to 43 days from 20 days since December 31, 2011.

Our current ratio was approximately 2:1 (current assets to current liabilities) as of December 31, 2011 and improved to approximately 6:1 as of September 30, 2012.

The average age of inventory decreased to 372 days as of September 30, 2012 from 545 days as of  December 31, 2011 as a result of quicker turnover and fewer purchases.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:
	For the Nine Months Ended September 30,		Dollar Increase	% increase
	2012	2011	(decrease)	(decrease)
Net cash provided by operating activities	$7,233,877	$14,543,505	-7,309,628	-50%
Net cash (used in) investing activities	(2,468,811)	(3,396,495)	927,684	-27%
Net cash (used in) financing activities	(4,570,071)	(10,956,605)	6,386,534	-58%
Effect of exchange rate on cash and cash equivalents	3,676	7,880	-4,204	-53%
Net cash inflow	$198,671	$198,285	386	0%

Cash Flows from Operating Activities

For the nine months ended September 30, 2012, net cash generated by operations was $7,233,877 compared to net cash provided by operations of $14,543,505 for the nine months ended September 30, 2011.  The decrease of $7,309,628 or 50% in net cash provided by operations was primarily due to a decrease in sales and slow accounts receivable turnover compared with same period last year. However, all the customers are within the credit terms given.

Cash Flows from Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities was $2,468,811 compared to net cash used in investing activities of $3,396,495 for the nine months ended September 30, 2011.  The decrease of $927,684 or 27% in net cash used in investing activities was primarily due to the receipt of the related party loan from Jiahe in the amount of $11,627,741 in total including principal and interest offset by a loan to Jiahe of $8,702,657. We also prepaid $5,943,344 as a deposit to purchase an office building. The purchase of additional office equipment and motor vehicles has used $123,092 during the reporting period. The outflow of $3,265,923 in 2011 represented a third party loan provided.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012, net cash used in financing activities was $4,570,071 compared to net cash used in financing activities of $10,956,605 during the nine months ended September 30, 2011.  The higher  net cash used in financing activities for the period ended September 30, 2011 was primarily due to the payment of the related party loan from Jiahe in an amount of $15,760,819 offset by repayment of a loan in the amount of $3,278,952, and offset by additional contributions from the owners of $1,539,001. We paid $3,746,170 to buy back shares from one of the previous shareholders in the current period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” the Company is not required to provide information required by this Item.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; then we convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our financial controls and procedures in accordance with PRC GAAP are adequate for the supervision of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our financial controls and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.  Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 2)  reporting the acquisition of Bai Hua Zhou Green Resources (China) Investment Group Limited filed on October 12, 2012 (the "Form 8-K") under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

There have been no material changes in the risk factors previously disclosed in the Form 8-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Except as previously reported in our Current Report on Form 8-K filed on July 6, 2012 with respect to the acquisition of Bai Hua Zhou Green Resources (China) Investment Group Limited, we did not issue any unregistered securities during the quarter ended September 30, 2012.

(b) Not applicable.

(c)  There were no purchases of our outstanding securities by or on our behalf or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)) during the period covered by this report.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.Exhibits.

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rules 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).
32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

________
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

Date: November 19, 2012	Dionics, Inc.
By:/s/ Liu Shuzhong
Liu Shuzhong Chief Executive Officer